Form 10-Q
period 1995-12-31
PIERCE INTERNATIONAL INC
filed 1996-07-29
CIK 823387

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarter Ended                          Commission file
ended December 31, 1995.                       No. 33-17679-D

                    PIERCE INTERNATIONAL, INC.
      (Exact name of registrant as specified in its charter)

         Colorado                                    84-1067694
(State or other jurisdiction of                 (I.R.S. Employer ID.)
incorporation or organization)

       13275 E. FREEMONT PLACE #101A, ENGLEWOOD, CO     80112
       (Address of principal executive offices)       (Zip Code)

Registrants's telephone number, including area code (303)-792-0719

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   -------   -------


                 Class                 Outstanding at December 31, 1995
     --------------------------        --------------------------------
     Common Stock, no par value                    149,517,572

                                   INDEX

PART I - FINANCIAL INFORMATION *

     ITEM 1. Unaudited Financial Statements

     Balance Sheets - December 31, 1995 (unaudited)
     and June 30, 1995                                                  3

     Statements of Operations - Three Months Ended
     December 31, 1995 (unaudited) and Year To Date                     4
     With Last Year Comparisons

     Consolidated Statement of Changes in Stockholders' Equity -
     For The Six Months December 31, 1995 (Unaudited)                   5
     and the Years Ended 1993,1994, and 1995.

     Statement of Cash Flows - Six Months Ended
     December 31, 1995 (unaudited) and December 31, 1994                6

     Notes to Financial Statements                                      7

     ITEM 2.  Management's Discussion and Analysis                      11

PART II - OTHER INFORMATION

     ITEMS 1 THROUGH 6                                                  12

     Signature                                                          13



*The accompanying financial statements are not covered by an independent certified public accountants' report.

                          PIERCE INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                      ASSETS

                                            Unaudited
                                           December 31,      June 30,
CURRENT ASSETS:                               1995             1995
                                           -------------     ---------
  Cash                                      $   1,371        $     808
  Investments and Stocks                       21,603            5,084
  Accounts Receivable                          28,845           26,293
  Other                                           367              367
                                            ---------        ---------
      Total current assets                     52,186           32,552

PROPERTY AND EQUIPMENT: (Note 1)
  Furniture and equipment                       7,705            7,705
  Leased equipment                               -                -
  Strawboard equipment  (Note 4)               55,995           55,995
                                            ---------        ---------
                                               63,700           63,700

  Less accumulated depreciation and
   amortization                                (4,350)          (3,908)
                                            ---------        ---------
                                               59,350           59,792

OTHER ASSETS
  Long Term Investments (Note 5)              281,695          281,695
  Related Party Receivable (Note 3)            62,788           62,002
                                            ---------        ---------
                                            $ 456,019        $ 436,041
                                            ---------        ---------
                                            ---------        ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:
  Accounts payable and accrued
   liabilities                              $   2,931        $   5,538
  Advances from officers/directors/
   stockholders (Note 6)                      243,623          247,592
  Note Payable                                   -                -
                                            ---------        ---------
      Total current liabilities               246,554          253,130

NOTE PAYABLE (Note 7)                         200,000          200,000

DEFERRED REVENUE (Note 4)                      35,144             -

STOCKHOLDERS' EQUITY (Notes 8 & 9)
  Preferred stock, not par value;
   10,000,000 shares authorized;
   no shares issued
  Common stock, no par value;
   750,000,000 shares authorized;
   149,517,572 and 149,517,572
   shares issued and outstanding
   as of December 31, 1995 and June 30,
   1995, respectively                         844,542          844,542
  Accumulated deficit                        (870,221)        (861,631)
                                            ---------        ---------
                                              (25,679)         (17,089)
                                            ---------        ---------
                                            $ 456,019        $ 436,041
                                            ---------        ---------
                                            ---------        ---------

                      See notes to financial statements.

                         PIERCE INTERNATIONAL, INC.
                          STATEMENTS OF OPERATIONS

                                                    FOR THE THREE
                                                    MONTHS ENDED                 YEAR TO DATE
                                                    DECEMBER 31,                 DECEMBER 31,
                                             --------------------------   --------------------------
                                                 1995           1994          1995           1994
                                             -----------    -----------   -----------    -----------
                                             (UNAUDITED)                  (UNAUDITED)
REVENUE:
     Commissions and fees                    $         0    $    51,600   $         0    $    58,100
     Other                                        21,603            282        26,388            952
                                             -----------    -----------   -----------    -----------
                                                  21,603         51,882        26,388         59,052
EXPENSES:
     Administrative                                9,901         13,633        19,471         46,177
     Outside services                             14,168         31,101        15,257        125,349
     Advertising and promotion                       -            8,148           587         26,375
                                             -----------    -----------   -----------    -----------
         Total expenses                           24,069         52,882        35,315        197,901

NET OPERATING INCOME (LOSS)                       (2,466)        (1,000)       (8,927)      (138,849)

     Gain (Loss) on disposition of asset             -              147           337        (22,639)
     Foreign exchange gain (loss)                    -              -               0        (71,205)
                                             -----------    -----------   -----------    -----------
NET INCOME (LOSS) BEFORE MINORITY INTEREST        (2,466)          (853)       (8,590)      (232,693)

MINORITY INTEREST                                    -           12,596           -          163,642
NET INCOME (LOSS)                            $    (2,466)   $    11,743   $    (8,590)   $   (69,051)
                                             -----------    -----------   -----------    -----------
                                             -----------    -----------   -----------    -----------
NET INCOME(LOSS) PER COMMON SHARE                    *              *             *              *
                                             -----------    -----------   -----------    -----------
                                             -----------    -----------   -----------    -----------
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                      149,517,572    149,317,572   149,517,572    149,317,572
                                             -----------    -----------   -----------    -----------
                                             -----------    -----------   -----------    -----------



*Less than $.001 per share.




                     See notes to financial statements.

                         PIERCE INTERNATIONAL, INC.
                          STATEMENTS OF CASH FLOWS

                                                               FOR THE SIX MONTHS
                                                               ENDED DECEMBER 31,
                                                           --------------------------
                                                               1995           1994
                                                           -----------     ----------
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                       $(8,590)      $ (69,051)
     Adjustments to reconcile net loss to cash used in
      operating activities:
       Depreciation and amortization                             440           2,877
       Minority interest in net income (loss)                    -          (163,642)
     Changes in operating assets and liabilities:
       Decrease (Increase) in accounts receivable             (2,552)        (17,429)
       Decrease (Increase) in related party receivable          (785)
       Decrease (Increase) in other current assets               -           (24,239)
       (Decrease) Increase in accounts  payable and
         accrued expenses                                     (2,607)         39,997
       Increase (Decrease) in deferred revenue                35,144          53,279
       (Gain) Loss on sale of investments                       (337)         22,639
                                                             -------       ---------
Net cash used in operating activities                         20,713        (155,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) Disposal of land, property and equipment         -          (248,964)
     Acquisition of equipment                                    -           (53,666)
     (Increase) decrease in investments                      (16,182)        120,645
     Investment in Strawboard/Database(PIDI)                     -           (46,995)
     Foreign Sub.(PIDI) Translation Adj.                         -            (8,487)
                                                             -------       ---------
         Net cash used in investing activities               (16,182)       (237,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Receipts/payments on advances from officers/
      directors/stockholders                                  (3,968)        247,532
     Receipts (Payments) on notes payable                        -            (5,059)
     Proceeds from sale of common stock of subsidiaries          -           125,250
     Change in minority interest                                 -            15,000
                                                             -------       ---------
         Net cash provided by financing activities            (3,968)        382,723


 (DECREASE) INCREASE IN CASH                                     563         (10,313)

CASH, beginning of period                                        808          13,837
                                                             -------       ---------

CASH, end of period                                          $ 1,371       $   3,524
                                                             -------       ---------
                                                             -------       ---------

                   See notes to the financial statements.

                        PIERCE INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 1993, 1994 & 1995
            AND THE SIX MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)


                                                                                   TOTAL
                                    COMMON STOCK                 ACCUMULATED    STOCKHOLDERS'
                                       SHARES         AMOUNT       DEFECIT        EQUITY
                                    ------------    ----------   -----------    -------------
BALANCES, JUNE 30, 1992              136,317,572    $  955,861   $(1,421,210)    $(465,349)
  Net income for the year               -                 -          167,332       167,332
                                     -----------    ----------   -----------     ---------

BALANCES, JUNE 30, 1993              136,317,572       955,861    (1,253,878)     (298,017)

  Conversion of Wakefield Debt        10,000,000        94,027          -           94,027

  Stock issued as compensation
   $0.00 per share                     3,000,000          -             -             -

  Additional Paid in Capital to
   Subsidiary                               -            2,574          (249)        2,325

  Net income for the year                   -             -           67,039        67,039
                                     -----------    ----------   -----------     ---------
BALANCES, JUNE 30, 1994              149,317,572     1,052,462    (1,187,088)     (134,626)

  Additional Paid in Capital to
   Subsidiary                               -           34,719          -           34,719

  Adj. for foreign sub. translation         -             -             -            1,769

  Chg. in minority interest                 -           15,000          -           15,000

  Chg. in foreign sub. translation          -             -             -          (10,256)

  Stock in lieu of compensation          200,000          -             -             -
   (no market value)

  PIDI investment to Equity Method
   from Consolidated                        -         (257,639)      420,992       171,840

  Net loss for the year                     -                        (95,535)      (95,535)
                                     -----------    ----------   -----------     ---------
BALANCES, JUNE 30, 1995              149,517,572       844,542      (861,631)      (17,089)

  Net loss for the quarter
   ended September 30, 1995                 -             -           (6,124)       (6,124)

  Net loss for the quarter
   ended December 31, 1995                  -             -           (2,466)       (2,466)
                                     -----------    ----------   -----------     ---------
BALANCES, DECEMBER 31, 1995          149,517,572    $  844,542   $  (870,221)    $ (25,679)
                                     -----------    ----------   -----------     ---------
                                     -----------    ----------   -----------     ---------


                      See notes to financial statements.

                    PIERCE INTERNATIONAL, INC.
                            UNAUDITED
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     OPERATIONS - Pierce International, Inc. (PI) was incorporated under the laws of the State of Colorado on July 22, 1987, for the purpose of obtaining capital to seek potentially profitable business opportunities. Currently, PI has business interest in two industries, natural resources and industrial development. PI's natural resource business is conducted through its 17.24% owned subsidiary, Pierce International Discovery, Inc.
     (PIDI).

     EQUITY METHOD - The investment in PIDI is accounted for using the equity method of accounting. Although the Company does not own 20% of PIDI's common stock, it does exercise significant influence over PIDI's operations. The portion of PIDI income/loss is added/deducted to the basis in the investment account. All inter-company income/expenses have been eliminated.

     NET INCOME PER COMMON SHARE - Net income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period. Common stock equivalents were not considered (for losses only), as their effect would be anti-dilutive.

     PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION - Property and equipment are sta ted at cost. Depreciation is being provided by the straight-line method over estimated useful lives of three to five years. All costs related to the acquisition (including associated legal and other costs), exploration, evaluation, and development, of the mineral properties have been capitalized. These costs will be amortized by the units-of-production method of accounting based upon estimated recoverable reserves.

     CONTINUING OPERATIONS - The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and satisfaction of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the Company raising additional capital, and attaining and maintaining profitable operations. The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.

                         PIERCE INTERNATIONAL, INC.
                                 UNAUDITED
                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1995

2.   UNAUDITED INFORMATION:

     The information furnished herein was taken from the books and record of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect properly the results of the interim periods presented. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's annual report and report on Form 10-K for the year ended June 30, 1995.

3.   RELATED PARTY RECEIVABLE:

     The Company has advanced $62,788 to PIDI for operations. This amount excludes $48,000 of inter-company fees.

4.   STRAWBOARD INVESTMENT:

     The Company purchased strawboard equipment for $55,995. This equipment is seen as an investment and the Company intends to resale the equipment. The Company has received $35,144 as a deposit against this equipment, which is stated in Deferred Revenue. Should the potential purchaser fail to complete the transaction within 90 days, it will forfeit the deposit.

5.   LONG TERM INVESTMENTS:

     The balance of $281,695 is the original basis of the Company's investment in PIDI. Deductions for PIDI's loss have been made as required by the equity method of accounting. PIDI's operating statement for December 31, 1995, was unavailable, however, the adjustment is expected to be immaterial.

6.   RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS:

     Advances include $192,624 due Pierce D. Parker, officer and director, or his company, Parker Consulting Services, and $51,000 is accrued consulting fees due Pierce D. Parker.

     On May 6, 1994, the Company sold all outstanding shares of Como, Inc., a wholly owned subsidiary, to PIDI. Como, Inc. holds the leases to the Como property. Under the terms and conditions of the Stock Purchase Agreement, PIDI agreed to pay $4 million

                         PIERCE INTERNATIONAL, INC.
                                UNAUDITED
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1995

6.   RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS   (continued):

     for the shares. PIDI paid 3 million shares of convertible preferred stock at execution, and a payment of $100,000 was due by December, 1994. On January 10, 1995, the Company agreed to accept 2 million shares in lieu of the $100,000 payment.

     PIDI executed a promissory note in the principal amount of $3,600,000, bearing interest at 3% per annum, requiring quarterly interest payments and quarterly principal reduction payments equal to 50% of the PIDI's net profits for such quarter (after deduction of management fees) attributable to operation of the two existing mining leases owned by Como, Inc. The outstanding balance of the $3.6 million promissory note is due on May 6, 1999. As a result of the related party nature of this transaction, PIDI recorded as the original basis, $268,990, which is PI's recorded basis.

7.   COMMITMENTS:

     As of December 31, 1995, PI had the following long term note payable:

     PCS Profit Sharing Plan  $200,000

     PI is obligated to pay $200,000 to Parker Consulting Services Profit Sharing Plan, owned by Pierce D. Parker, for funds it pledged for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property (see note #6).

8.   STOCKHOLDERS' EQUITY:

     As of December 31, 1995, PI had 149,517,572 common shares issued and outstanding. There are 750,000,000 shares authorized.

     Of the total shares outstanding, 40,000,000 shares were issued as part of PI's initial public offering and are free trading stock. All other shares have been held a minimum of 2 years and could be sold under Rule 144.

     The preferred stock may be issued by the Board of Directors in one or more series. The Board shall determine the distinguishing features of each, including preferences, rights and restrictions, upon the establishment of such series.

                       PIERCE INTERNATIONAL, INC.
                                UNAUDITED
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1995

9.   INCENTIVE STOCK OPTION PLAN:

     On August 10, 1987, the Company adopted an Incentive Stock Option Plan
     (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue code of 1954, as amended (the "Code"). Pursuant to the Plan, options to purchase up to 10,000,000 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the company's Common Stock).

     As of the date of this report, no options have been granted under this Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1995.

INTRODUCTION

     The Company is concentrating on its two major industries, natural resources and industrial development. The Company is making a concentrated effort to sell strawboard equipment, and to presell strawboard.

LIQUIDITY

     Working capital at December 31, 1995 was a negative $194,369. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.

RESULTS OF OPERATIONS

     During the quarter ended December 31, 1995, the Company had net loss of $2,466. The Company received stock valued at $21,603 as settlement from a written off note receivable. As the Company develops its two primary business operations, costs have increased in the areas of legal, accounting, travel, and outside consulting fees.

                         PART II - OTHER INFORMATION


ITEMS #1 THROUGH #6 (a) - No response required.

ITEM 6 (b) - No reports were filed on the Form 8-K during the quarter ended December 31, 1995.

                                 SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PIERCE INTERNATIONAL, INC.

Dated:  May 7, 1996                  BY: /s/ PIERCE D. PARKER
                                        --------------------------------
                                     Pierce D. Parker,
                                     President (Chief Financial and
                                     Accounting Officer)