Form 10-Q
period 1996-03-31
PIERCE INTERNATIONAL INC
filed 1996-07-29
CIK 823387

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For the Quarter Ended                          Commission file
           ended MARCH 31, 1996.                       No. 33-17679-D

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

Registrants's telephone number, including area code (303)-792-0719

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

               Class               Outstanding at March 31, 1996
     --------------------------    -----------------------------
     Common Stock, no par value              5,980,703

                                      INDEX

PART I - FINANCIAL INFORMATION *

     ITEM 1. Unaudited Financial Statements

     Balance Sheets - March 31, 1996 (unaudited)
     and June 30, 1995                                                3

     Statements of Operations - Three Months Ended
     March 31, 1996 (unaudited) and Year To Date                      4
     With Last Year Comparisons

     Consolidated Statement of Changes in Stockholders' Equity -
     For The Nine Months March 31, 1996 (Unaudited)                   5
     and the Years Ended 1993,1994, and 1995.

     Statement of Cash Flows - Nine Months Ended
     March 31, 1996 (unaudited) and March 31, 1995                    6

     Notes to Financial Statements                                    7

     ITEM 2.  Management's Discussion and Analysis                   11

PART II - OTHER INFORMATION

     ITEMS 1 THROUGH 6                                               12

     Signature                                                       13





*The accompanying financial statements are not covered by an independent certified public accountants' report.

                           PIERCE INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                                    UNAUDITED
                            ASSETS                   March 31,            June 30,
CURRENT ASSETS:                                        1996                 1995
                                                    ----------            --------
         Cash                                       $  1,188             $    808
         Investments and Stocks                       21,039                5,084
         Accounts Receivable                          25,195               26,293
         Other                                           367                  367
                                                    --------             --------
                  Total current assets                47,789               32,552

PROPERTY AND EQUIPMENT:    (Note 1)
         Furniture and equipment                       7,705                7,705
         Leased equipment                             -                    -
         Strawboard equipme(Note 4)                   57,120               55,995
                                                    --------             --------
                                                      64,825               63,700
         Less accumulated depreciation and
           amortization                               (4,570)              (3,908)
                                                    --------             --------
                                                      60,255               59,792

OTHER ASSETS
         Long Term Investme(Note 5)                  281,695              281,695
         Related Party Receivable   (Note 3)          75,144               62,002
                                                    --------             --------
                                                    $464,883             $436,041
                                                    --------             --------
                                                    --------             --------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:
         Accounts payable and accrued
           liabilities                                31,681                5,538
         Advances from officers/directors/
           stockholders    (Note 6)                  243,710              247,592
         Note Payable                                 -                    -
                                                    --------             --------
                  Total current liabilities          275,391              253,130

NOTE PAYABLE               (Note 7)                  200,000              200,000

DEFERRED REVENUE           (Note 4)                   35,144               -

STOCKHOLDERS' EQUITY (Notes 8 & 9)
         Preferred stock, not par value;
           400,000 shares authorized;
           no shares issued
         Common stock, no par value;
           30,000,000 shares authorized;
           5,980,703 and 5,980,703
           shares issued and outstanding
           as of March 31, 1996 and June 30,
           1995, respectively                        844,542              844,542
         Accumulated deficit                        (890,194)            (861,631)
                                                    --------             --------
                                                     (45,652)             (17,089)
                                                    --------             --------
                                                    $464,883             $436,041
                                                    --------             --------
                                                    --------             --------

                           See notes to financial statements.

                          PIERCE INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS

                                            FOR THE THREE
                                             MONTHS ENDED                  YEAR TO DATE
                                               MARCH 31,                     MARCH 31,
                                             (UNAUDITED)                   (UNAUDITED)
                                                1996           1995            1996           1995
                                             ----------      ---------     ----------        --------
REVENUE:
  Commissions and fees                       $        0      $       0     $        0      $   86,100
  Other                                             200             23         26,588             257
                                             ----------      ---------     ----------        --------
                                                    200             23         26,588          86,357

EXPENSES:
  Administrative                                 10,886         12,674         30,357          33,301
  Outside services                               11,299         16,070         26,556          64,684
  Advertising and promotion                         924             16          1,511             763
                                             ----------      ---------     ----------        --------

      Total expenses                             23,109         28,760         58,424          98,748

NET OPERATING INCOME(LOSS)                      (22,909)       (28,737)       (31,836)        (12,391)

  Income (loss) from subsidiary                    -            (6,726)          -             (6,726)
  Gain (loss) on disposition of asset             2,936         (2,671)         3,273         (25,310)
  Foreign exchange gain (loss)                     -               346           -                346
                                             ----------      ---------     ----------        --------
NET INCOME(LOSS) BEFORE MINORITY INTEREST       (19,973)       (37,788)       (28,563)        (44,081)

MINORITY INTEREST                                   -              -              -               -
                                             ----------      ---------     ----------        --------

NET INCOME (LOSS)                            $  (19,973)     $ (37,788)    $  (28,563)       $(44,081)
                                             ----------      ---------     ----------        --------
                                             ----------      ---------     ----------        --------

NET INCOME(LOSS) PER COMMON SHARE            $   (0.003)     $  (0.006)    $   (0.005)       $ (0.007)
                                             ----------      ---------     ----------        --------
                                             ----------      ---------     ----------        --------

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                         5,980,703     5,980,703       5,980,703       5,980,703
                                             ----------      ---------     ----------        --------
                                             ----------      ---------     ----------        --------










                        See notes to financial statements.

                         PIERCE INTERNATIONAL, INC.
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 1993, 1994 & 1995
             AND THE NINE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)


                                                                                                         TOTAL
                                              COMMON STOCK         AMOUNT          ACCUMULATED        STOCKHOLDERS'
                                                 SHARES                             DEFECIT              EQUITY
BALANCES, JUNE 30, 1992                       136,317,572        $  955,861       $ (1,421,210)      $ (465,349)

  Net income for the year                            -                 -               167,332          167,332
                                             ------------        ----------       ------------       ----------
BALANCES, JUNE 30, 1993                       136,317,572           955,861         (1,253,878)        (298,017)

  Conversion of Wakefield Debt                 10,000,000            94,027               -              94,027

  Stock issued as compensation
    $0.00 per share                             3,000,000              -                  -                -

  Additional Paid in Capital to
    Subsidiary                                       -                2,574               (249)           2,325

  Net income for the year                            -                 -                67,039           67,039
                                             ------------        ----------       ------------       ----------
BALANCES, JUNE 30, 1994                       149,317,572         1,052,462         (1,187,088)        (134,626)

  Additional Paid in Capital to
    Subsidiary                                       -               34,719               -              34,719

  Adj. for foreign sub. translation                  -                 -                  -               1,769

  Chg. in minority interest                          -               15,000               -              15,000

  Chg. in foreign sub. translation                   -                 -                  -             (10,256)

  Stock in lieu of compensation                   200,000              -                  -                -
    (no market value)

  PIDI investment to Equity Method
    from Consolidated                                -             (257,639)           420,992          171,840

  Net loss for the year                              -                                 (95,535)         (95,535)
                                             ------------        ----------       ------------       ----------
BALANCES, JUNE 30, 1995                       149,517,572           844,542           (861,631)         (17,089)

  Net loss for the quarter
    ended September 30, 1995                         -                 -                (6,124)          (6,124)

  Net loss for the quarter
    ended December 31, 1995                          -                 -                (2,466)          (2,466)

  Net loss for the quarter
    ended March 31, 1996                             -                 -               (19,973)         (19,973)

  25 for 1 Reverse split
    March 13, 1996                           (143,536,869)             -                  -                -
                                             ------------        ----------       ------------       ----------
BALANCES, MARCH 31, 1996                        5,980,703        $  844,542       $   (890,194)      $  (45,652)
                                             ------------        ----------       ------------       ----------
                                             ------------        ----------       ------------       ----------




                     See notes to financial statements.

                                    PIERCE INTERNATIONAL, INC.
                                    STATEMENTS OF CASH FLOWS

                                                                  FOR THE NINE MONTHS ENDED MARCH 31,
                                                                --------------------------------------
                                                                    1996                       1995
                                                                -----------                  ---------
                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                         $(28,563)                $ (44,081)
         Adjustments to reconcile net loss to
             cash used in operating activities:
                  Depreciation and amortization                         662                       397
                  Subsidiary loss                                       -                       6,726
         Changes in operating assets
         and liabilities:
         Decrease (Increase) in
            accounts receivable                                       1,098                   (23,426)
         Decrease (Increase) in
           related party receivable                                 (13,142)                 (136,207)
         Decrease (Increase) in
           trading investments                                      (12,682)                      -
         (Decrease) Increase in accounts
            payable and accrued
            expenses                                                 26,143                   (12,444)
         Increase (Decrease) in deferred revenue                     35,144                       -
         (Gain)Loss on sale of investments                           (3,273)                   25,310
                                                                   --------                  --------
                  Net cash used in operating
                   activities                                         5,387                  (183,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
         (Purchase) Disposal of land, property and equipment
         Acquisition of equipment                                       -                      (4,415)
         (Increase) decrease in investments                             -                     199,406
         Investment in Strawboard                                    (1,125)                  (46,995)
                                                                   --------                  --------
                  Net cash used in investing
                    activities                                       (1,125)                  147,996

CASH FLOWS FROM FINANCING ACTIVITIES:
         Receipts/payments on advances from officers/
           directors/stockholders                                    (3,882)                   38,338
         Receipts (Payments) on notes payable                           -                      (5,059)
                                                                   --------                  --------
                  Net cash provided by
                    financing activities                             (3,882)                   33,279


(DECREASE) INCREASE IN CASH                                             380                    (2,450)

CASH, beginning of period                                               808                     2,498
                                                                   --------                  --------
CASH, end of period                                                $  1,188                  $     48
                                                                   --------                  --------
                                                                   --------                  --------





                      See notes to the financial statements.

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

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

     PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION - Property and equipment are stated at cost. Depreciation is being provided by the straight-line method over estimated useful lives of three to five years. All costs related to the acquisition (including associated legal and other costs), exploration, evaluation, and development, of the mineral properties have been capitalized. These costs will be amortized by the units-of-production method of accounting based upon estimated recoverable reserves.

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

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

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

3.   RELATED PARTY RECEIVABLE:

     The Company has advanced $75,146 to PIDI for operations. This amount excludes $54,000 of inter-company fees.

4.   STRAWBOARD INVESTMENT:

     The Company purchased strawboard equipment for $57,120. This equipment is seen as an investment and the Company intends to resale the equipment. The Company has received $35,144 as a deposit against this equipment, which is stated in Deferred Revenue. Should the potential purchaser fail to complete the transaction within 90 days, it will forfeit the deposit.

5.   LONG TERM INVESTMENTS:

     The balance of $281,695 is the original basis of the Company's investment in PIDI. Deductions for PIDI's prior period losses have been made as required by the equity method of accounting. PIDI's operating statement for March 31, 1996, was unavailable, however, the adjustment is expected to be immaterial.

6.   RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS:

     Advances include $192,710 due Piece D. Parker, officer and director, or his company, Parker Consulting Services, and $51,000 is accrued consulting fees due Pierce D. Parker.

     On May 6, 1994, the Company sold all outstanding shares of Como, Inc., a wholly owned subsidiary, to PIDI. Como, Inc. holds the leases to the Como property. Under the terms and conditions of the Stock Purchase Agreement, PIDI agreed to pay $4 million

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

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

     As of March 31, 1996, PI had the following long term note payable:

          PCS Profit Sharing Plan  $200,000

     PI is obligated to pay $200,000 to Parker Consulting Services Profit Sharing Plan, owned by Pierce D. Parker, for funds it pledged for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property (see note #6).

8.   STOCKHOLDERS' EQUITY:

     As of March 31, 1996, PI had 5,980,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

     Of the total shares outstanding, 1,600,000 shares were issued as part of PI's initial public offering and are free trading stock. All other shares have been held a minimum of 2 years and could be sold under Rule 144.

     The preferred stock may be issued by the Board of Directors in one or more
     series.  The   Board shall determine the distinguishing features of each, including preferences, rights and restrictions, upon the establishment of such series.

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996.

INTRODUCTION

     The Company is concentrating on its two major industries, natural resources
and industrial development.   The Company is making a concentrated effort to
sell strawboard equipment, and to presell strawboard.

LIQUIDITY

     Working capital at March 31, 1996 was a negative $227,602. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.

RESULTS OF OPERATIONS

     During the quarter ended March 31, 1996, the Company had net loss of $19,973. As the Company develops its two primary business operations, costs have increased in the areas of legal, accounting, travel, and outside consulting fees.

PART II - OTHER INFORMATION

ITEMS #1 THROUGH #6(a) - No response required.

ITEM 6(b) - No reports were filed on the Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PIERCE INTERNATIONAL, INC.

Dated:  June 28, 1996                   BY:
                                           ----------------------
                                        Pierce D. Parker,
                                        President (Chief Financial and
                                        Accounting Officer)