Form 10-K
period 1996-06-30
PIERCE INTERNATIONAL INC
filed 1996-10-21
CIK 823387

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

     For the fiscal year                                    Commission file
     ended JUNE 30, 1996.                                   No. 33-17679-D

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No
                                               ---     ---

    As of June 30, 1996, 5,980,703 shares were outstanding and the aggregate market value of stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price was $0.

     Documents incorporated by reference:  NONE.

     This Form 10-K consists of 29 pages.

     Exhibits are indexed on page 12.

                                     PART I
ITEM 1. BUSINESS.

HISTORY AND ORGANIZATION

    Pierce International, Inc. (The "Company") was organized under the laws of the State of Colorado July 22, 1987, for the purpose of creating a corporate vehicle to acquire business opportunities.

    In February, 1988 the Company completed a public offering of 40,000,000 shares of its no par value common stock at an offering price of $.01 per share. The net proceeds to the Company from the initial offering were approximately $332,900.

     Currently, the Company is concentrating its business efforts in two areas:

               1.   Industrial Development
               2.   Natural Resources

NATURAL RESOURCES


     The Company owns an interest in the Como Property through its 100% owned subsidiary, Como, Inc. Como consists of gold and gravel mining leases on a property situated approximately 50 miles southwest of Denver, Colorado, near Como, Colorado in Park County. The Company had sold the property to a subsidiary under a stock purchase agreement, however, the subsidiary defaulted on the agreement and the Company reclaimed the property as of June 11, 1996. The Company continues to carry $200,000 in debt related to the original purchase of the Como leases. This $200,000 will be paid from the net profits generated by the property. Further, a shareholder is entitled to 10% of net profits received by the Company on this project.

INDUSTRIAL DEVELOPMENT

     EASIWALL (STRAWBOARD)


     On May 23, 1994, the Company agreed to purchase a used strawboard factory for $50,000. A payment of $10,000 was paid at execution, and the balance of $40,000 was paid in a series of payments, with the final payment being made September 30, 1994. This equipment was part of an operation in Yuba City, California. The Company has an agreement with Stramit Industries Ltd. of Yaxley, England, who will refurbish the equipment and supervise the proper installation of the equipment at a site yet to be determined. The equipment has an estimated market value of $900,000.

     The machine produces a product known internationally as "strawboard". The Company's trade marked names for its products are "Easiboard" and "Easiwall". The product has a history of use in the building industry for more than 40 years. A number of the plants are currently operating worldwide. However, there is no such operating manufacturing plant in the United States. The technology includes the use of wheatstraw in a compressed state to produce building panels.

     The Company is engaged in marketing factories, technical expertise, and exclusive sales of the product. Although no deals have yet been completed, the Company has had serious negotiations with several rural communities who are interested in financing a factory in their area.

     Easiboard is a solid, versatile domestic partitioning system ideally suited to the needs of today's contractor. The system is simple to install and replaces the use of timber and studwork in residential and commercial applications. It offers cost benefits and provides excellent sound and thermal insulation properties in all types of dwellings. It is also a fire retardant. According to building contractors and building specialty products professionals, Easiboard may very well replace drywall, wood studs and in some instances, plywood. But more importantly, Easiboard's primary component is straw, and ever-renewing, largely wasted agricultural by-product.

     The Company is also entering into a relationship with Stramit Industries LTD to introduce even more technological applications for Easiboard and to provide for technological changes in the equipment. Details regarding this agreement will be forthcoming.


EMPLOYEES

     The Company and its subsidiaries do not currently have any employees. All services are provided by various individuals on a consulting basis.

COMPETITION

     The Company and its subsidiaries compete against many significantly larger
enterprises with respect to their business activities.   Nearly all such
entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and its subsidiaries, and, consequently, the Company and its subsidiaries are at a competitive disadvantage.

ITEM 2.   PROPERTIES.

   The Company leases it office space which consists of approximately 500 square
feet from a non-affiliated party.   The office is located at 13275 E. Freemont
Place, Suite 101A, Englewood, CO. The lease is on a month to month basis. Current rent is $478 per month.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company, is not engaged in any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the forth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) PRINCIPAL MARKET OR MARKETS. There is not a current market for the Company's stock. The Company is in the process of getting relisted on the OTC Bulletin Board.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of beneficial holders of the Company's no par value common stock at June 30, 1996, were approximately 450.

     (c) DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth certain selected financial data with respect to the Company.


Balance Sheet Data:           At June 30,
--------------------------------------------------------------------------------
                                  1996      1995      1994      1993      1992

Total Assets                    570,562   584,041   599,737   395,767   268,155
Long Term Debt                  200,000   200,000   200,000   200,000   205,325
Working Capital                (170,819) (220,578) (171,729) (241,872) (408,968)
Total Liabilities               446,429   453,130   594,441   575,192   616,122
Stockholder's Equity            124,133   130,911  (134,626) (298,017) (465,349)
Deferred Revenue                      0         0    66,187         0         0


Statement of Operations Data:             For the year ended June 30,
--------------------------------------------------------------------------------
                                 1996      1995      1994      1993      1992

Revenues                        245,947   210,357   148,421   271,366    34,898
Net Earnings (Loss)              (6,778)   52,465    67,039   167,322  (295,922)
Net Earnings (Loss) Per
  Common Share                   (0.001)    0.009     0.012     0.001    (0.002)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION OF THE YEAR ENDED JUNE 30, 1996.

INTRODUCTION

     The Company is concentrating on its two major industries, natural resources and industrial development. The Company is making a concentrated effort to sell strawboard equipment, and to presell strawboard.

LIQUIDITY

     Working capital at June 30, 1996 was a negative $170,819. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.


RESULTS OF OPERATIONS

     For the year ended June 30, 1996, the Company had a net loss of $6,778. The Company generated $205,144 in revenues related to the sale of strawboard equipment. The Company made an allowance for uncollectable related party receivables (PIDI) of $162,200. In addition, as the operations of PIDI have become highly questionable, the Company reclaimed the property in Como realizing a gain of $434,918 and simultaneously writing off its investment in PIDI of $381,695. As the Company develops its two primary business operations, costs have increased in the areas of legal, accounting, travel, and outside consulting fees.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     The financial statements and schedules are set forth on pages F-1 through S-3 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT.

     The Directors and Officers of the Company are as follows:

          NAME               AGE           POSITION
          ----               ---           --------
     Pierce D. Parker         69     Director, Chairman of the Board, and
                                     President

     Nancy A. Cooper          37     Director, Vice President
                                     and Secretary

     Mark S. Cooper           37     Director


     Dr. Parker should be considered a "parent and organizer" of the Company (as such term is defined by Rule 405 under the Securities Act of 1933), in as much as he has taken significant initiative in founding and organizing the business of the Company and because of his control position in the Company. Dr. Parker devotes full time to the operations of the Company. Ms. Cooper devotes only a limited amount of time to the Company on an as-needed basis.

     There is no family relationship between any director or executive officer except: Ms. Cooper is the daughter of Pierce D. Parker and the spouse of Mark Cooper.

PIERCE D. PARKER

     Dr. Parker has served as the President, Treasurer and as a Director of the Company since its inception on August 10, 1987. Dr. Parker became Vice-President and Chairman of the Board on August 15, 1988. He continues as Chairman of the Board and has been President of the Company since April 1, 1990. In addition, he serves as President and Director of Pierce International Discovery, Inc. since its inception April, 1989. From October, 1988 until March, 1992, Dr. Parker was President, Treasurer and a Director of Pierce International Gold, Inc., a publicly-held company which was a majority-owned subsidiary of Pierce International, Inc., and held certain gold and silver mineral rights. Since his retirement in May, 1986 as President of AMAX Exploration, Inc. and Chief Geologist of AMAX, Inc., Dr. Parker has been consulting for the natural resources industry under the name Parker Consulting Services, Inc. His consulting clients include AMAX, Inc. and several small mining groups. Dr. Parker was employed by AMAX, Inc. over 26 years prior to his retirement. His first 13 years with AMAX, Inc. included positions as Geologist, Project Manager, Regional Manager, and Manager of Technical and Coordinating Services. From 1972 until 1978, he served as Chief Geologist,
AMAX Exploration, Inc.  From 1978 until 1982, he served as Senior Vice
President, AMAX Exploration, Inc. and Chief Geologist, AMAX, Inc.   From 1982
until May, 1986, he served as President of AMAX Exploration, Inc. and Chief Geologist of AMAX, Inc. As President of AMAX Exploration, Inc., he was in charge of evaluations and recommendations for major mining projects, and was responsible for monitoring and approving ore reserves throughout the world. Dr. Parker received a Bachelor of Science Degree with Honors in Geological Engineering and Mining Engineering in 1951 from Montana College of Mineral Science and Technology, Butte, Montana. He received his Masters of Science Degree (Magna Cum Laude) in Geology from the University of Wisconsin in 1956 and his Ph.D. (Magna Cum Laude) in Geology from that same university in 1960. Dr. Parker has authored several technical publications and given numerous talks and seminars in the natural resources and minerals economics area.

MARK S. COOPER

     Mr. Cooper has served as Vice President and Director of the Company since January, 1990. He is also an Officer and Director of Pierce International Discovery, Inc. He obtained his real estate license in the state of Colorado in
1993. Currently, he is President of an unrelated Real Estate Company.   Mr.
Cooper was a professional football player in the National Football League from 1983 through the 1989 season. From 1987 to 1989, he played for the Tampa Bay Buccaneers. From 1983 to 1987 he played for the Denver Broncos. He received a Bachelor of Science Degree in Communications from the University of Miami in 1983. Mr. Cooper is available to work for the Company on a consulting basis.

NANCY A. COOPER

     Ms. Cooper began working for Pierce Financial (then MRG Financial) in November of 1987. Ms. Cooper was a full time employee of the company until August 15, 1991. She is currently employed as a Regional Sales Manager for Health Script. Ms. Cooper oversees the sales and marketing of Health Script's product lines in the midwest and central regions of the U.S. Ms. Cooper received her Bachelor of Science degree with a major in Human Resources from Colorado State University. She is available to work for the Company on a consulting basis.

     All directors of the Company will hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the shareholders, and hold office until their death, or until they shall resign or have been removed from office.

ITEM 11.  EXECUTIVE COMPENSATION

RENUMERATION

     None of the Company's Officers and Directors currently receives a salary from the Company and its subsidiaries. They may receive fees for consulting work, however, none have received fees in excess of $60,000 per year.

     Although Directors do not receive compensation for their services as Directors as such, Directors may be reimbursed for expenses incurred in attending Board meetings.

INCENTIVE STOCK OPTION PLAN

     On August 10, 1987, the Company adopted an Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue code of 1954, as amended (the "Code"). Pursuant to the Plan, options to purchase up to 400,000 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the company's Common Stock).

     As of the date of this report, no options have been granted under this Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of June 30, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of                  Percent of Class
of Beneficial Owner           Beneficial Ownership       Currently Outstanding

Pierce D. Parker              2,061,602 (1)                      34.47%
13041 N. Travois Trail
Parker, CO  80134

Nancy A. Cooper                 119,550                           2.00%
19754 E. Euclid Dr.
Aurora, Co  80016

Mark S. Cooper                  599,550                          10.02%
19754 E. Euclid Dr.
Aurora, CO  80016

Alan Wakefield                  400,000                           6.69%
122 Waterway
Willis, TX  77378

All Directors and Officers as
a Group  (4 Persons)           3,180,702 (1)                     53.18%

1) Includes 1,200,000 shares owned directly by Dr. Parker, and 861,602 shares owned by Parker Consulting Services (Dr. Parker is the primary shareholder).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company continues to owe Pierce D. Parker/Parker Consulting Services, an officer and director, $230,649 from advances made over a period of time. In addition, the Company owes $200,000 to Parker Consulting Services Profit Sharing Plan for amounts directly related to the Como property. See the business description under the heading, "Natural Resources".

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.  The financial statements filed as a part of this 10-K are as follows:

                                                                          Page
Independent Auditor's Report                                               F-1

Balance Sheets, June 30, 1996 and 1995.                                    F-2

Statement of Operations, for the years ended June 30, 1996,
1995, and 1994.                                                            F-3

Statement of Changes in Stockholders' Equity, for the years
ended June 30, 1996, 1995, and 1994.                                       F-4

Statement of Cash Flows, for the years ended June 30, 1996,
1995 and 1994.                                                             F-5

Notes to Financial Statements                                              F-6

(a)2.     Financial Statement Schedules:

     Independent Auditor's Report on Additional Information                S-1
     Schedule V - Property and Equipment                                   S-2
     Schedule VI - Accumulated Depreciation on Property and Equipment      S-3


All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

(a)3.  The exhibits required by Item 601 of Regulation S-K are as follows:

               DESCRIPTION                   LOCATION
               -----------                   --------

  (3) Articles of Incorporation and Bylaws--incorporated by reference from Form S-18 effective with the Commission on January 20, 1988, (SEC File No. 33-17679-
D).

  (11) Statement re: computation of per share earnings

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to security holders. If any annual report or proxy material is furnished to security holders subsequent to this filing, copies of such material will be furnished to the commission when they are sent to shareholders.

                                 SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PIERCE INTERNATIONAL, INC.

Dated:  October 15, 1996                BY: /s/ Pierce D. Parker
                                           --------------------------------
                                           Pierce D. Parker,
                                           President


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                            CAPACITY
         ---------                            --------

 /s/ Pierce D. Parker              Chairman of the Board, President and Director
-----------------------------      (Chief Executive Officer, and Principal
Pierce D. Parker                   Financial and Accounting Officer)

-----------------------------
Date


 /s/ Nancy A. Cooper               Vice President, Secretary and Director
-----------------------------
Nancy A. Cooper

-----------------------------
Date


 /s/ Mark S. Cooper                Vice President and Director
-----------------------------
Mark S. Cooper

-----------------------------
Date

                           PIERCE INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS
                          JUNE 30, 1996, 1995, AND 1994

                           PIERCE INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
INDEPENDENT AUDITOR'S REPORT                                                F-1

BALANCE SHEETS, June 30, 1996 and 1995                                      F-2

STATEMENTS OF OPERATIONS - For the Years ended
June 30, 1996, 1995, and 1994.                                              F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -
For the Years ended June 30, 1996, 1995, and 1994.                          F-4

STATEMENTS OF CASH FLOWS - For the Years ended
June 30, 1996, 1995 and 1994.                                               F-5

NOTES TO THE FINANCIAL STATEMENTS                                           F-6

INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION                      S-1

SCHEDULE V - PROPERTY AND EQUIPMENT                                         S-2

SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY
          AND EQUIPMENT                                                     S-3

                               [LETTERHEAD]

                       INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors
Pierce International, Inc.

We have audited the accompanying balance sheets of Pierce International, Inc. as of June 30, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pierce International, Inc. as of June 30, 1996, and 1995 and the results of their operations and cash flows for the years ended June 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                /s/  Doran Peck, C.P.A., P.C.
                                -----------------------------
                                Doran Peck, C.P.A., P.C.

Denver, Colorado
October 12, 1996

                               PIERCE INTERNATIONAL, INC.
                                     BALANCE SHEETS

                                        ASSETS

                                                        June 30,      June 30,
                                                          1996          1995
                                                        ---------     ---------
CURRENT ASSETS:
  Cash                                                  $  13,004     $     808
  Investments and Stocks                                   15,747         5,084
  Accounts Receivable                                      46,492        26,293
  Other                                                       367           367
                                                        ---------     ---------
          Total current assets                             75,610        32,552

PROPERTY AND EQUIPMENT:  (Note 1)
  Undeveloped land mineral property (Note 2)              434,918             -
  Furniture and equipment                                   7,705         7,705
  Leased equipment                                              -             -
  Strawboard equipment (Note 3)                            57,120        55,995
                                                        ---------     ---------
                                                          499,743        63,700
  Less accumulated depreciation and
    amortization                                           (4,791)       (3,908)
                                                        ---------     ---------
                                                          494,952        59,792
OTHER ASSETS
  Long Term Investments (Note 4)                                -       381,695
  Related Party Receivable (Note 5)                             -       110,002
                                                        ---------     ---------
                                                        $ 570,562     $ 584,041
                                                        ---------     ---------
                                                        ---------     ---------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
    liabilities                                            15,780         5,538
  Advances from officers/directors/
    stockholders (Note 5)                                 230,649       247,592
                                                        ---------     ---------
          Total current liabilities                       246,429       253,130

NOTE PAYABLE (Note 6)                                     200,000       200,000

STOCKHOLDERS' EQUITY (Notes 7 & 8)
  Preferred stock, not par value;
    400,000 shares authorized;
    no shares issued
  Common stock, no par value;
    30,000,000 shares authorized;
    5,980,703 and 5,980,703
    shares issued and outstanding
    as of June 30, 1996 and June 30,
    1995, respectively                                    844,542       844,542
  Accumulated deficit                                    (720,409)     (713,631)
                                                        ---------     ---------
                                                          124,133       130,911
                                                        ---------     ---------
                                                         $570,562      $584,041
                                                        ---------     ---------
                                                        ---------     ---------


                                 See notes to financial statements.

                         PIERCE INTERNATIONAL, INC.
                          STATEMENTS OF OPERATIONS


                                                        FOR THE YEAR
                                                        ENDED JUNE 30,
                                           ------------------------------------
                                               1996        1995        1994
REVENUE:
    Net Sales                                 $205,144          $0          $0
    Cost of goods sold                         $64,685
                                           ------------------------------------
GROSS MARGIN                                   140,459           0           0

EXPENSES:
   Administrative                               58,654      41,265      93,939
   Bad debt reserve                            162,200      -           -
   Outside services                             36,300      78,354      86,995
   Advertising and promotion                     4,310       2,239       5,969
   Other                                        -            1,689      -
                                           ------------------------------------
            Total expenses                     261,464     123,547     186,903

NET OPERATING INCOME(LOSS)                    (121,005)   (123,547)   (186,903)

  Other income                                  40,803     210,357     148,421
   Loss on subsidiary                           -           (9,381)     -
   Foreign exchange gain(loss)                    (184)        346      -
   Loss on investment   (Note 4)              (381,695)    (25,310)     -
   Gain on asset claim  (Note 2)               434,918      -           -
   Gain on disposition of assets                20,385      -           56,337
                                           ------------------------------------
NET INCOME(LOSS) BEFORE MINORITY INTEREST       (6,778)     52,465      17,855

MINORITY INTEREST                               -           -           49,184
                                           ------------------------------------
NET INCOME (LOSS)                              ($6,778)    $52,465     $67,039
                                           ------------------------------------
                                           ------------------------------------
NET INCOME(LOSS) PER COMMON SHARE              ($0.001)     $0.009      $0.012
                                           ------------------------------------
                                           ------------------------------------
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                        5,980,703   5,980,703   5,582,703
                                           ------------------------------------
                                           ------------------------------------

                      See notes to financial statements.

                            PIERCE INTERNATIONAL, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1994, 1995 & 1996

                                                                                    TOTAL
                                        COMMON STOCK     AMOUNT     ACCUMULATED  STOCKHOLDERS'
                                           SHARES                     DEFECIT      EQUITY
BALANCES, JUNE 30, 1993                  136,317,572   $  955,861   $(1,253,878)  $(298,017)

   Conversion of Wakefield Debt           10,000,000       94,027         -           94,027

   Stock issued as compensation
   $0.00 per share                         3,000,000       -              -           -

   Additional Paid in Capital to
   Subsidiary                                -              2,574          (249)      2,325

   Net income for the year                   -             -             67,039      67,039
                                        ------------   ----------   -----------   ---------
BALANCES, JUNE 30, 1994                  149,317,572    1,052,462    (1,187,088)   (134,626)

   Additional Paid in Capital to
   Subsidiary                                -             34,719         -          34,719

   Adj. for foreign sub. translation         -             -              -           1,769

   Chg. in minority interest                 -             15,000         -          15,000

   Chg. in foreign sub. translation          -             -              -         (10,256)

   Stock in lieu of compensation             200,000       -              -           -
   (no market value)

   PIDI investment to Equity Method
   from Consolidated                         -           (257,639)      420,992     171,840

   Net income  for the year                  -                           52,465      52,465
                                        ------------   ----------   -----------   ---------
BALANCES, JUNE 30, 1995                  149,517,572      844,542      (713,631)    130,911

   25 for 1 Reverse split
   March 13, 1996                       (143,536,869)       -             -           -

   Net loss for the year                                                 (6,778)     (6,778)
                                        ------------   ----------   -----------   ---------
BALANCES, JUNE 30, 1996                    5,980,703   $  844,542   $  (720,409)  $ 124,133
                                        ------------   ----------   -----------   ---------
                                        ------------   ----------   -----------   ---------

                      See notes to financial statements.

                          PIERCE INTERNATIONAL, INC.
                           STATEMENT OF CASH FLOWS


                                                 FOR THE YEAR ENDED JUNE 30,
                                              ---------------------------------
                                                 1996       1995        1994
                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                          $  (6,778)  $  52,465   $  67,039
   Adjustments to reconcile net loss to
    cash used in operating activities:
     Depreciation and amortization                  883         618         930
     Subsidiary loss                              -           9,381       -
     Minority interest in net
      income (loss)                               -           -         (49,184)
   Changes in operating assets
    and liabilities:
   Decrease (Increase) in
    accounts receivable                         (20,199)    (25,472)       (821)
   Decrease (Increase) in
    related party receivable                    110,002    (106,771)      -
   Decrease (Increase) in other
    current assets                                -           -         (21,388)
   (Decrease) Increase in accounts
    payable and accrued
    expenses                                     10,242     (16,004)      4,377
   Increase (Decrease) in deferred revenue                               66,187
   (Gain)Loss on sale of investments           (455,303)     25,310       -
     Net cash used in operating               ---------   ---------   ---------
      activities                               (361,153)    (60,473)     67,140

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) Disposal of land, property
   and equipment                                  -           -           -
  Acquisition of equipment                        -          (4,415)    (95,470)
  (Increase) decrease in investments            391,417      99,405     (53,346)
  Investment in Strawboard                       (1,125)    (45,995)    (20,038)
    Net cash used in investing                ---------   ---------   ---------
     activities                                 390,292      48,995    (168,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipts/payments on advances from
   officers/directors/stockholders              (16,943)     14,847     102,888
  Receipts (Payments) on notes payable            -          (5,059)    (87,200)
  Repayments of capital lease obligations         -           -            (816)
  Additional capital from minority interest       -           -           6,652
  Conversion of note payable to stock             -           -          94,027
    Net cash provided by                      ---------   ---------   ---------
     financing activities                       (16,943)      9,788     115,551


(DECREASE) INCREASE IN CASH                      12,196      (1,690)     13,837

CASH, beginning of period                           808       2,498           0
                                              ---------   ---------   ---------
CASH, end of period                           $  13,004   $     808   $  13,837
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------

               See notes to the consolidated financial statements.

                         PIERCE INTERNATIONAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1996

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

2.   UNDEVELOPED MINERAL PROPERTY:

     On June 11, 1996, PI reclaimed the "Como" property from Pierce International Discovery, Inc. (PIDI). PIDI, a 17.24% owned subsidiary, failed to comply with the stock purchase agreement. Como consists of gold and gravel mining leases on a property situated approximately 50 miles southwest of Denver, Colorado, near Como, Colorado in Park County.

                           PIERCE INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996

3.   STRAWBOARD INVESTMENT:

     The Company purchased strawboard equipment for $57,120. This equipment is seen as an investment and the Company intends to resell the equipment.

4.   LONG TERM INVESTMENTS:

     The balance of $381,695 invested in PIDI has been marked to $0. The future of PIDI remains uncertain.

5.   RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS:

     Advances include $179,649 due Piece D. Parker, officer and director, or his company, Parker Consulting Services, and $51,000 is accrued consulting fees due Pierce D. Parker. The related pary receivable from PIDI of $162,200 has been fully reserved for, as the future of PIDI is uncertain.

6.   COMMITMENTS:

     As of June 30, 1996, PI had the following long term note payable:

          PCS Profit Sharing Plan  $200,000

     PI is obligated to pay $200,000 to Parker Consulting Services Profit Sharing Plan, owned by Pierce D. Parker, for funds it pledged for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property.

7.   STOCKHOLDERS' EQUITY:

     As of June 30, 1996, PI had 5,980,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

     Of the total shares outstanding, 160,000 shares were issued as part of PI's initial public offering and are free trading stock. All other shares have been held a minimum of 2 years and could be sold under Rule 144.

     The preferred stock may be issued by the Board of Directors in one or more series. The Board shall determine the distinguishing features of each, including preferences, rights and restrictions, upon the establishment of such series.

                           PIERCE INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996

8.   INCENTIVE STOCK OPTION PLAN:

     On August 10, 1987, the Company adopted an Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue code of 1954, as amended (the "Code"). Pursuant to the Plan, options to purchase up to 400,000 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the company's Common Stock).

     As of the date of this report, no options have been granted under this Plan.

9.   INCOME TAXES:

     At June 30, 1996, the Company has available to reduce future taxable income, a net operating loss carryforward of approximately $554,432 which expires in the years 2003 through 2011.

                                [LETTERHEAD]



                       INDEPENDENT AUDITORS' REPORT
                        ON ADDITIONAL INFORMATION


To the Stockholders and Directors
Pierce International Discovery, Inc.

Our report on our audit of the basic financial statements of Pierce International, Inc. for the years ended June 30, 1996, and 1995, appears on Page F-1. The audit was made for the purpose of forming an opinion on the basic financial statements, taken as a whole. The accompanying supplementary schedules are presented for purposes of additional analysis and are not a required part of the basic financial statements and is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to continue in existence is dependent upon their obtaining additional equity capital and ultimately attaining and maintaining profitable operations. The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/  Doran Peck, C.P.A., P.C.
                                          -----------------------------------
                                          Doran Peck, C.P.A., P.C.

Denver, Colorado
October 12, 1996

                                                                 SCHEDULE V

                          PIERCE INTERNATIONAL, INC.
                            PROPERTY AND EQUIPMENT


       COLUMN A             COLUMN B   COLUMN C     COLUMN D           COLUMN E          COLUMN F

                           BEGINNING   ADDITIONS                    OTHER CHANGES
    CLASSIFICATION         BALANCES     AT COST    RETIREMENTS   ADD (DEDUCT)-DESCRIBE   BALANCES
    --------------         ---------   ---------   -----------   ---------------------   --------
Year Ended June 30, 1996
  Mineral properties       $      0     $     0     $      0          $ 434,918 e        $434,918
  Furniture & equipment       7,705           0            0                  0             7,705
  Strawboard equipment       55,995       1,125            0                  0            57,120
  Leased equipment                0           0            0                  0                 0
                           --------     -------     --------          ---------          --------
                           $ 63,700     $1,125      $      0          $ 434,918          $499,743
                           --------     -------     --------          ---------          --------
                           --------     -------     --------          ---------          --------
Year Ended June 30, 1995
  Mineral properties       $352,242     $     0     $      0          $(352,242)c        $      0
  Furniture & equipment      44,206       4,415      (40,916)d                -             7,705
  Strawboard equipment       10,000      45,995            -                  -            55,995
  Leased equipment           15,451           -      (15,451)d                -                 0
                           --------     -------     --------          ---------          --------
                           $421,899     $50,410     $(56,367)         $(352,242)         $ 63,700
                           --------     -------     --------          ---------          --------
                           --------     -------     --------          ---------          --------
Year Ended June 30, 1994
  Mineral properties       $261,531     $90,711 a   $      0          $       0          $352,242
  Furniture & equipment      44,206       4,759 b          -                  -            48,965
  Leased equipment           15,451           -            -                  -            15,451
                           --------     -------     --------          ---------          --------
                           $321,188     $95,470     $      0          $       0          $416,658
                           --------     -------     --------          ---------          --------
                           --------     -------     --------          ---------          --------

a  Represents additional investment in properties owned by PIDI.
b  Represents equipment purchased by PIDI subsidiary.
c  Represents elimination of mineral properties because of change to equity method of accounting for PIDI.
d  Fully depreciated and/or retired.
e  Seized property for non-compliancee with purchase agreement.

                                                                     SCHEDULE VI
                           PIERCE INTERNATIONAL, INC.
     ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         COLUMN A             COLUMN B    COLUMN C     COLUMN D        COLUMN E          COLUMN F
      CLASSIFICATION          BEGINNING   ADDITIONS  RETIREMENTS  OTHER CHANGES ADD      ENDING
                              BALANCES                            (DEDUCT)-DESCRIBE      BALANCES
Year ended June 30, 1995

     Minerals properties         $0             $0         $0           $0                     $0
     Furniture & equipment    3,908            883       -            -                     4,791
     Leased equipment             0           -          -            -                         0
                           ---------      ---------  ---------    ---------              ---------
                             $3,908           $883         $0           $0                 $4,791
                           =========      =========  =========    =========              =========
Year ended June 30, 1995

     Minerals properties         $0             $0         $0           $0                     $0
     Furniture & equipment   44,206          3,908    (44,206)        -                     3,908
     Leased equipment        15,451           -       (15,451)        -                         0
                           ---------      ---------  ---------    ---------              ---------
                            $59,657         $3,908   ($59,657)          $0                 $3,908
                           =========      =========  =========    =========              =========

Year ended June 30, 1994

     Minerals properties         $0             $0         $0           $0                     $0
     Furniture & equipment   44,206           -          -            -                    44,206
     Leased equipment        15,451           -          -            -                    15,451
                           ---------      ---------  ---------    ---------              ---------
                            $59,657             $0         $0           $0                $59,657
                           =========      =========  =========    =========              =========