Form 10-Q
period 1996-12-31
PIERCE INTERNATIONAL INC
filed 1997-02-28
CIK 823387

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

      For the Quarter Ended                          Commission file
      December 31, 1996.                             No. 33-17679-D

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

Registrants's telephone number, including area code (303)-792-0719

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No
                                              --- ---   ------

               CLASS                    OUTSTANDING AT DECEMBER 31, 1996
               -----                    --------------------------------
     Common Stock, no par value                    6,380,703

                                     INDEX
PART I - FINANCIAL INFORMATION *

     ITEM 1. Unaudited Financial Statements

     Balance Sheets - December 31, 1996 (unaudited)
     and June 30, 1996                                                     3

     Statements of Operations - Three Months Ended
     December 31, 1996 (unaudited) and Year To Date                        4
     With Last Year Comparisons

     Consolidated Statement of Changes in Stockholders' Equity -
     For The Six Months Ended December 31, 1996 (Unaudited)                5
     and the Years Ended 1995 and 1996.

     Statement of Cash Flows - Six Months Ended
     December 31, 1996 (unaudited) and December 31, 1995                   6

     Notes to Financial Statements                                         7

     ITEM 2.  Management's Discussion and Analysis                        10

PART II - OTHER INFORMATION

     ITEMS 1 THROUGH 6                                                    11

     Signature                                                            12



*The accompanying financial statements are not covered by an independent certified public accountants' report.

                          PIERCE INTERNATIONAL, INC.
                                BALANCE SHEETS



                                              UNAUDITED
                      ASSETS                  December 31      June 30,
CURRENT ASSETS:                                   1996           1996

  Cash                                          $     868     $  13,004
  Investments and Stocks                              162        15,747
  Accounts Receivable                              52,584        46,492
  Other                                               367           367
                                                ---------     ---------
    Total current assets                           53,981        75,610

PROPERTY AND EQUIPMENT: (Note 1)
  Undeveloped land mineral property (Note 3)      434,918       434,918
  Furniture and equipment                           7,705         7,705
  Strawboard equipment (Note 4)                    57,120        57,120
                                                ---------     ---------
                                                  499,743       499,743
  Less accumulated depreciation and
   amortization                                    (5,233)       (4,791)
                                                ---------     ---------
                                                  494,510       494,952
                                                ---------     ---------
                                                $ 548,491     $ 570,562
                                                ---------     ---------
                                                ---------     ---------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:
  Accounts payable and accrued
   liabilities                                     33,615        15,780
  Advances from officers/directors/
   stockholders (Note 5)                          232,251       230,649
                                                ---------     ---------
     Total current liabilities                    265,866       246,429

NOTE PAYABLE (Note 6)                             200,000       200,000


STOCKHOLDERS' EQUITY (Notes 7 & 8)
 Preferred stock, not par value;
 400,000 shares authorized;
 no shares issued
 Common stock, no par value;
 30,000,000 shares authorized;
 6,380,703 and 5,980,703
 shares issued and outstanding
 as of December 31, 1996 and June 30,
 1996, respectively                               844,542       844,542
 Accumulated deficit                             (761,916)     (720,409)
                                                ---------     ---------
                                                   82,626       124,133
                                                ---------     ---------
                                                $ 548,491     $ 570,562
                                                ---------     ---------



                      See notes to financial statements.

                              PIERCE INTERNATIONAL, INC.
                              STATEMENTS OF OPERATIONS



                                  For the quarter ended     Year to date
                                       December 31,         December 31,

                                       (UNAUDITED)          (UNAUDITED)
                                  ---------------------------------------------
                                         1996     1995          1996      1995
REVENUE:
    Net Sales                             $0         $0      $100,000        $0
    Cost of goods sold                     -          -        70,121         -
                                  ---------------------------------------------
GROSS MARGIN                               0          0        29,879         0

EXPENSES:
   Administrative                      6,976      9,901        22,205    19,471
   Bad debt reserve                   10,600          -        33,107         -
   Outside services                   13,154     14,168        24,783    15,257
   Advertising and promotion               -          -          (300)      587
                                  ---------------------------------------------
 Total expenses                       30,730     24,069        79,795    35,315

NET OPERATING INCOME (LOSS)          (30,730)   (24,069)      (49,916)  (35,315)

  Other income                         6,000     21,603        12,000    26,388
   Foreign exchange gain (loss)            -          -           (92)        -
   Loss on investment                 (1,327)         -        (3,499)        -
   Gain on disposition of assets           -          -             -       337
                                  ---------------------------------------------
NET INCOME (LOSS) BEFORE MINORITY
 INTEREST                            (26,057)    (2,466)      (41,507)   (8,590)

MINORITY INTEREST                           -          -             -         -
                                  ---------------------------------------------
NET INCOME (LOSS)                   ($26,057)   ($2,466)     ($41,507)  ($8,590)
                                  ---------------------------------------------
                                  ---------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE   ($0.004)   ($0.000)      ($0.006)  ($0.001)
                                  ---------------------------------------------
                                  ---------------------------------------------
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING              6,380,703  5,980,703     6,380,703 5,980,703
                                  ---------------------------------------------
                                  ---------------------------------------------

                    See notes to financial statements.

                             PIERCE INTERNATIONAL, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED)
                      AND THE YEARS ENDED JUNE 30, 1995 & 1996

                                                                                  TOTAL
                                      COMMON STOCK    AMOUNT     ACCUMULATED   STOCKHOLDERS'
                                         SHARES                    DEFECIT        EQUITY
BALANCES, JUNE 30, 1994               149,317,572   $1,052,462   ($1,187,088)   ($134,626)

 Additional Paid in Capital to
 Subsidiary                                     -       34,719             -       34,719

 Adj. for foreign sub. translation              -            -             -        1,769

 Chg. in minority interest                      -       15,000             -       15,000

 Chg. in foreign sub. translation               -            -             -      (10,256)

 Stock in lieu of compensation            200,000            -             -            -
  (no market value)

 PIDI investment to Equity Method
 from Consolidated                              -     (257,639)      420,992      171,840

 Net income  for the year                       -            -        52,465       52,465
                                     ------------     --------     ---------     --------
BALANCES, JUNE 30, 1995               149,517,572      844,542      (713,631)     130,911


 25 for 1 Reverse split
 March 13, 1996                      (143,536,869)           -             -            -

 Net loss for the year                          -            -        (6,778)      (6,778)
                                     ------------     --------     ---------     --------
BALANCES, JUNE 30, 1996                 5,980,703      844,542      (720,409)     124,133

Stock in lieu of compensation             400,000            -             -            -

 Net loss for the quarter ended
  September 30, 1996                            -            -       (15,450)     (15,450)
                                     ------------     --------     ---------     --------
BALANCES, SEPTEMBER 30, 1996            6,380,703      844,542      (735,859)     108,683

 Net loss for the quarter ended
  December 31, 1996                             -            -       (26,057)     (26,057)
                                     ------------     --------     ---------     --------
BALANCES, DECEMBER 31, 1996             6,380,703   $  844,542     ($761,916)    $ 82,626
                                     ------------     --------     ---------     --------
                                     ------------     --------     ---------     --------

                      See notes to financial statements.

                          PIERCE INTERNATIONAL, INC.
                           STATEMENT OF CASH FLOWS


                                         FOR THE SIX MONTHS ENDED DECEMBER 31,

                                               (UNAUDITED)
                                                   1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $(41,507)     $(8,590)
  Adjustments to reconcile net loss to
    cash used in operating activities:
          Depreciation and amortization               442          440
  Changes in operating assets
    and liabilities:
  Decrease (Increase) in
    accounts receivable                            (6,093)      (2,552)
  Decrease (Increase) in
    related party receivable                        -             (785)
  (Decrease) Increase in accounts
    payable and accrued expenses                   17,835       (2,607)
  Increase (Decrease) in deferred revenue           -           35,144
  (Gain) Loss on sale of investments                -             (337)
                                                 --------      -------
          Net cash used in operating
            activities                            (29,323)      20,713

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in investments               15,585      (16,182)
                                                 --------      -------
          Net cash used in investing
            activities                             15,585      (16,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipts/payments on advances from officers/
    directors/stockholders                          1,602       (3,968)
                                                 --------      -------
          Net cash provided by
            financing activities                    1,602       (3,968)

(DECREASE) INCREASE IN CASH                       (12,136)         563

CASH, beginning of period                          13,004          808
                                                 --------      -------
CASH, end of period                              $    868      $ 1,371
                                                 --------      -------
                                                 --------      -------



              See notes to the consolidated financial statements.

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

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

2.   UNAUDITED INFORMATION:

     The information furnished herein was taken from the books and record of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect properly the results of the interim periods presented. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's annual report and report on Form 10-K for the year ended June 30, 1996.

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


3.   UNDEVELOPED MINERAL PROPERTY:

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

5.   RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS:

     Advances include $181,251 due Piece D. Parker, officer and director, or his company, Parker Consulting Services, and $51,000 is accrued consulting fees due Pierce D. Parker.

6.   COMMITMENTS:

     As of December 31, 1996, PI had the following long term note payable:

          PCS Profit Sharing Plan  $200,000

     PI is obligated to pay $200,000 to Parker Consulting Services Profit Sharing Plan, owned by Pierce D. Parker, for funds it pledged for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property.

7.   STOCKHOLDERS' EQUITY:

     As of December 31, 1996, PI had 6,380,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

     Of the total shares outstanding, 160,000 shares were issued as part of PI's initial public offering and are free trading stock. All other shares have been held a minimum of 2 years and could be sold under Rule 144.

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

7.   STOCKHOLDERS' EQUITY:(continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1996.


INTRODUCTION

     The Company is concentrating on its two major industries, natural resources and industrial development. The Company is making a concentrated effort to sell strawboard equipment, and to presell strawboard.


LIQUIDITY

     Working capital at December 31, 1996 was a negative $211,885. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.


RESULTS OF OPERATIONS

     During the quarter ended December 31, 1996, the Company had net loss of $26,057. As the Company develops its two primary business operations, costs have increased in the areas of legal, accounting, travel, and outside consulting fees.

PART II - OTHER INFORMATION

ITEMS #1 THROUGH #6 (a) - No response required.

ITEM 6 (b) - No reports were filed on the Form 8-K during the quarter ended
             December 31, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PIERCE INTERNATIONAL, INC.

Dated: February 22, 1997               BY: /s/ Pierce D. Parker
                                          ----------------------------
                                       Pierce D. Parker,
                                       President (Chief Financial and
                                       Accounting Officer)