Form 10-Q
period 1996-09-30
PIERCE INTERNATIONAL INC
filed 1997-03-03
CIK 823387

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

    For the Quarter Ended                             Commission file
  ended SEPTEMBER 30, 1996.                            No. 33-17679-D

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

Registrants's telephone number, including area code (303)-792-0719
                                                    --------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

               Class                Outstanding at September 30, 1996
     --------------------------     ---------------------------------
     Common Stock, no par value                 6,380,703

                                      INDEX

PART I - FINANCIAL INFORMATION *

     ITEM 1. Unaudited Financial Statements

     Balance Sheets - September 30, 1996 (unaudited)
     and June 30, 1996                                                   3

     Statements of Operations - Three Months Ended
     September 30, 1996 (unaudited) and Year To Date
     With Last Year Comparisons                                          4

     Consolidated Statement of Changes in Stockholders' Equity -
     For The Three Months Ended September 30, 1996 (Unaudited)
     and the Years Ended 1995 and 1996.                                  5

     Statement of Cash Flows - Three Months Ended
     September 30, 1996 (unaudited) and September 30, 1995               6

     Notes to Financial Statements                                       7

     ITEM 2.  Management's Discussion and Analysis                      10

PART II - OTHER INFORMATION

     ITEMS 1 THROUGH 6                                                  11

     Signature                                                          12



*The accompanying financial statements are not covered by an independent certified public accountants' report.

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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

5.   RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS:

     Advances include $169,795 due Piece D. Parker, officer and director, or his company, Parker Consulting Services, and $51,000 is accrued consulting fees due Pierce D. Parker.

6.   COMMITMENTS:

     As of September 30, 1996, PI had the following long term note payable:

          PCS Profit Sharing Plan  $200,000

     PI is obligated to pay $200,000 to Parker Consulting Services Profit Sharing Plan, owned by Pierce D. Parker, for funds it pledged for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property.

7.   STOCKHOLDERS' EQUITY:

     As of September 30, 1996, PI had 6,380,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

     Of the total shares outstanding, 160,000 shares were issued as part of PI's initial public offering and are free trading stock. All other shares have been held a minimum of 2 years and could be sold under Rule 144.

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

INTRODUCTION

     The Company is concentrating on its two major industries, natural
resources and industrial development.   The Company is making a
concentrated effort to sell strawboard equipment, and to presell strawboard.

LIQUIDITY

     Working capital at September 30, 1996 was a negative $186,048. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.


RESULTS OF OPERATIONS

     During the quarter ended September 30, 1996, the Company had net loss of $15,550. As the Company develops its two primary business operations, costs have increased in the areas of legal, accounting, travel, and outside consulting fees.

PART II - OTHER INFORMATION

ITEMS #1 THROUGH #6 (a) - No response required.

ITEM 6 (b) - No reports were filed on the Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PIERCE INTERNATIONAL, INC.

Dated:  February 22, 1997          BY: /s/ Pierce D. Parker
                                      -----------------------------
                                   Pierce D. Parker,
                                   President (Chief Financial and
                                   Accounting Officer)

                              PIERCE INTERNATIONAL, INC.
                                    BALANCE SHEETS


                                                    UNAUDITED
                         ASSETS                   September 30,      June 30,
CURRENT ASSETS:                                       1996             1996

         Cash                                      $   3,684        $  13,004
         Investments and Stocks                        5,435           15,747
         Accounts Receivable                          54,179           46,492
         Other                                           367              367
                                                 ------------     ------------
                  Total current assets                63,665           75,610

PROPERTY AND EQUIPMENT: (Note 1)
         Undeveloped land mineral
           property (Note 3)                         434,918          434,918
         Furniture and equipment                       7,705            7,705
         Strawboard equipment (Note 4)                57,120           57,120
                                                 ------------     ------------
                                                     499,743          499,743
         Less accumulated depreciation and
           amortization                               (5,012)          (4,791)
                                                 ------------     ------------
                                                     494,731          494,952
                                                 ------------     ------------
                                                   $ 558,396         $570,562
                                                 ------------     ------------
                                                 ------------     ------------

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:
         Accounts payable and accrued
           liabilities                                28,918           15,780
         Advances from officers/directors/
           stockholders (Note 5)                     220,795          230,649
                                                 ------------     ------------
                  Total current liabilities          249,713          246,429

NOTE PAYABLE (Note 6)                                200,000          200,000


STOCKHOLDERS' EQUITY (Notes 7 & 8)
         Preferred stock, not par value;
           400,000 shares authorized;
           no shares issued
         Common stock, no par value;
           30,000,000 shares authorized;
           6,380,703 and 5,980,703
           shares issued and outstanding
           as of September 30, 1996 and
           June 30, 1996, respectively               844,542          844,542
         Accumulated deficit                        (735,859)        (720,409)
                                                 ------------     ------------
                                                     108,683          124,133
                                                 ------------     ------------
                                                   $ 558,396        $ 570,562
                                                 ------------     ------------
                                                 ------------     ------------

                           See notes to financial statements.

                               PIERCE INTERNATIONAL, INC.
                                STATEMENTS OF OPERATIONS


                                                  FOR THE THREE MONTHS
                                                   ENDED SEPTEMBER 30,

                                                 (UNAUDITED)
                                                  -----------------------
                                                     1996         1995
REVENUE:
    Net Sales                                     $ 100,000      $      0
    Cost of goods sold                               70,121
                                                  -----------------------
GROSS MARGIN                                         29,879             0

EXPENSES:
   Administrative                                    15,229         9,570
   Bad debt reserve                                  22,507          -
   Outside services                                  11,629         1,089
   Advertising and promotion                           (300)          587
                                                  -----------------------
            Total expenses                           49,065        11,246

NET OPERATING INCOME (LOSS)                         (19,186)      (11,246)

  Other income                                        6,000         4,785
   Foreign exchange gain (loss)                         (92)         -
   Loss on investment                                (2,172)         -
   Gain on disposition of assets                        -             337
                                                  -----------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST          (15,450)       (6,124)

MINORITY INTEREST                                       -            -
                                                  -----------------------
NET INCOME (LOSS)                                  ($15,450)      ($6,124)
                                                  -----------------------
                                                  -----------------------
NET INCOME (LOSS) PER COMMON SHARE                  ($0.002)      ($0.001)
                                                  -----------------------
                                                  -----------------------
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                             6,380,703     5,980,703
                                                  -----------------------
                                                  -----------------------

                        See notes to financial statements.

                           PIERCE INTERNATIONAL, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)
                   AND THE YEARS ENDED JUNE 30, 1995 & 1996

                                                                                                             TOTAL
                                                   COMMON STOCK         AMOUNT          ACCUMULATED       STOCKHOLDERS
                                                      SHARES                              DEFECIT            EQUITY
BALANCES, JUNE 30, 1994                            149,317,572        $1,052,462       ($1,187,088)        ($134,626)

         Additional Paid in Capital to
         Subsidiary                                     -                 34,719            -                 34,719

         Adj. for foreign sub. translation              -                 -                 -                  1,769

         Chg. in minority interest                      -                 15,000            -                 15,000

         Chg. in foreign sub. translation               -                 -                 -                (10,256)

         Stock in lieu of compensation                 200,000            -                 -                 -
         (no market value)

         PIDI investment to Equity Method
         from Consolidated                              -               (257,639)          420,992           171,840

         Net income for the year                        -                                   52,465            52,465
                                                   ------------      ------------      ------------      ------------
BALANCES, JUNE 30, 1995                            149,517,572           844,542          (713,631)          130,911


         25 for 1 Reverse split
         March 13, 1996                           (143,536,869)          -                 -                 -

         Net loss for the year                                                              (6,778)           (6,778)

                                                   ------------      ------------      ------------      ------------
BALANCES, JUNE 30, 1996                              5,980,703           844,542          (720,409)          124,133

         Stock in lieu of compensation                 400,000            -                -                 -

         Net loss for the quarter ended
           September 30, 1996                           -                 -                (15,450)          (15,450)
                                                   ------------      ------------      ------------      ------------
BALANCES, SEPTEMBER 30, 1996                         6,380,703          $844,542         ($735,859)         $108,683
                                                   ------------      ------------      ------------      ------------
                                                   ------------      ------------      ------------      ------------










                       See notes to financial statements.

                           PIERCE INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS


                                                    FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     (UNAUDITED)
                                                        1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                            ($15,450)     ($6,124)
         Adjustments to reconcile net loss to
             cash used in operating activities:
                  Depreciation and amortization            221          220
         Changes in operating assets
         and liabilities:
         Decrease (Increase) in
            accounts receivable                         (7,687)      (5,652)
         Decrease (Increase) in
            related party receivable                      -          11,018
         (Decrease) Increase in accounts
            payable and accrued expenses                13,138       (1,291)
         Increase (Decrease) in deferred revenue
         (Gain) Loss on sale of investments               -            (337)
                  Net cash used in operating          ---------    ---------
                    activities                          (9,778)      (2,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
         (Increase) decrease in investments             10,312        5,421
                  Net cash used in investing          ---------    ---------
                    activities                          10,312        5,421

CASH FLOWS FROM FINANCING ACTIVITIES:
         Receipts/payments on advances from officers/
           directors/stockholders                       (9,854)      (3,255)
                  Net cash provided by                ---------    ---------
                    financing activities                (9,854)      (3,255)


(DECREASE) INCREASE IN CASH                             (9,320)           0

CASH, beginning of period                               13,004          808
                                                      ---------    ---------
CASH, end of period                                     $3,684         $808
                                                      ---------    ---------
                                                      ---------    ---------



                       See notes to the financial statemen