Form 10-Q/A
period 1997-03-31
PIERCE INTERNATIONAL INC
filed 1997-08-26
CIK 823387

                      AMENDED
                      FORM 10-Q

         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

For the Quarter Ended              Commission file
ended March 31, 1997,              No. 33-17679-D

             PIERCE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Colorado                      84-1067694
(State or other jurisdiction of         (I.R.S. Employer I.D.)
incorporation or organization)

 13275 E. Freemont Place #101A, Englewood, CO  80112
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (303) 792-0719

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

     Class                    Outstanding at March 31, 1997

Common Stock, no par value              6,380,703








                        INDEX

PART I - FINANCIAL INFORMATION *

     ITEM 1.  Unaudited Financial Statements

     Balance Sheets - March 31, 1997 (unaudited)
     and June 30, 1996                                 3

     Statements of Operations - Three Months Ended
     March 31, 1997 (unaudited) and Year To Date
     With Last Year Comparisons                        4

     Consolidated Statement of Changes in
     Stockholders' Equity -
     For The Nine Months Ended March 31, 1997
    (unaudited)
     and the Years Ended 1995 and 1996                 5

     Statement of Cash Flows - Nine Months Ended
     March 31, 1997 (unaudited) and March 31, 1996     6

     Notes to Financial Statements                     7

     ITEM 2.  Management's Discussion and Analysis    10

PART II - OTHER INFORMATION

     ITEMS 1 THROUGH 6                                11

     Signature                                        12



*The accompanying financial statements are not covered by an independent certified public accountants' report.

             PIERCE INTERNATIONAL, INC.
                   BALANCE SHEETS
                                   UNAUDITED
                    ASSETS         March 31, June 30,
                                     1997       1996
                                 <C >
CURRENT ASSETS:

  Cash                             $6,861    $13,004
  Investments and Stocks              162     15,747
  Accounts Receivable              55,459     46,492
  Other                               367        367

          Total current assets     62,849     75,610

PROPERTY AND EQUIPMENT:
(Note 1)
  Undeveloped land mineral
  property (Note 3)               434,918    434,918
  Furniture and equipment           7,705      7,705
  Strawboard equipment (Note 4)    57,120     57,120

                                  499,743    499,743
  Less accumulated depreciation
  and  amortization                (5,453)    (4,791)

                                  494,290    494,952

                                 $557,139   $570,562


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
    liabilities                    64,355     15,780
  Advances from officers/
  directors/stockholders
  (Note 5)                        240,401    230,649

          Total current
           liabilities            304,756    246,429

NOTE PAYABLE (Note 6)             200,000    200,000

STOCKHOLDERS' EQUITY
 (Notes 7&8)
  Preferred stock, no par value;
    400,000 shares authorized;
    60,000 shares issued and
    outstanding
    as of March 31, 1997           15,000
  Common stock, no par value;
    30,000,000 shares authorized;
    6,380,703 and 5,980,703
    shares issued and outstanding
    as of March 31, 1997 and
    June 30, 1996, respectively   844,542   844,542

  Accumulated deficit            (807,159) (720,409)

                                   37,383   124,133

                                 $557,139  $570,562


         See notes to financial statements.

             PIERCE INTERNATIONAL, INC.
              STATEMENTS OF OPERATIONS
               FOR THE THREE       YEAR TO DATE
               MONTHS ENDED        (NINE MONTHS)
                 MARCH 31,                       MARCH 31,

               (UNAUDITED)              (UNAUDITED)

               1997      1996     1997       1996
REVENUE:
Net sales      $0        $0        $100,000    $     0
Cost of goods
 sold           -         -         (70,121)         -

                0         0          29,879          0

EXPENSES:
Administrative 8,946       10,886    31,151      30,357
Bad debt
 reserve      24,087       -         58,194          -
  Outside
 services     17,210      11,299     41,993      26,556
 Advertising
 and
 promotion        -          924       (300)      1,511

   Total
   expenses   51,243      23,109    131,038      58,424

NET OPERATING
INCOME (LOSS)(51,243)    (23,109)  (101,159)    (58,424)

Other incomen  6,000         200     18,000      26,588
  Loss on
  investment      -            -     (3,499)        -
  Gain (loss) on
    disposition of
    assets         -       2,936        -         3,273
  Foreign exchange
    gain (loss)    -           -        (92)         -

NET INCOME
(LOSS)       (45,243)    (19,973)   (86,750)    (28,563)

NET INCOME
(LOSS) PER
COMMON SHARE ($0.007)    ($0.003)   ($0.014)    ($0.005)

WEIGHTED
AVERAGE NUMBER
OF SHARES
OUTSTANDING 6,380,703   5,980,703  6,380,703   5,980,703

         See notes to financial statements.

             PIERCE INTERNATIONAL, INC.
    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)
   AND THE THREE YEARS ENDED JUNE 30, 1995 & 1996
                                                                     TOTAL
             COMMON STOCK   PREFERRED AMOUNT    ACCUMULATED   STOCKHOLDERS'
              SHARES        SHARES               DEFICIT            EQUITY
BALANCES,
JUNE 30, 1994 149,317,572      -      1,052,462  ($1,187,088)     ($134,626)

Additional
Paid in Capital
to Subsidiary        -         -         34,719       -              34,719

Adj. for foreign
sub. translation     -         -          -           -               1,769

Chg. in minority
interest             -         -         15,000       -              15,000

Chg. in foreign
sub. translation     -         -             -         -            (10,256)

Stock in lieu of
compensation      200,000      -             -         -               -
  (no market value)

PIDI investment
to Equity Method
from Consolidated     -         -      (257,639)      420,992        171,840

Net Income
 for the year        -           -          -          52,465         52,465

BALANCES,
JUNE 30, 1995  149,517,572       -      844,542      (713,631)       130,911

25 for 1
Reverse split
March 13,
1996          (143,536,869)       -          -          -               -

Net loss for the
  year               -            -          -         (6,778)         (6,778)

BALANCES,
JUNE 30, 1996    5,980,703        -     844,542      (720,409)        124,133

Stock in lieu
of compensation    400,000        -          -            -             -

Net loss for the
quarter ended
September 30, 1996     -           -          -       (15,450)        (15,450)

BALANCES,
SEPTEMBER 30,
1996             6,380,703         -     844,542     (735,859)        108,683

Net loss for
the quarter ended
December 31, 1996      -           -          -       (26,057)        (26,057)

BALANCES,
DECEMBER 31,
1996             6,380,703         -      844,542    (761,916)         82,626

Private placement
of convertible
preferred               -       60,000     15,000         -              -

Net loss for the
quarter ended
March 31, 1997          -           -          -      (45,243)        (45,243)

BALANCES,
MARCH 31,
1997             6,380,703      60,000   $859,542    ($807,159)       $37,383






















         See notes to financial statements.

             PIERCE INTERNATIONAL, INC.
              STATEMENTS OF CASH FLOWS

                                           FOR THE NINE MONTHS ENDED MARCH 31,
                                                 1997                1996
                                               (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income (Loss)                             ($86,750)           ($28,563)
  Adjustments to reconcile net loss to
  cash used in operating activities:
    Depreciation and amortization                    662                  662
  Changes in operating assets
  and liabilities:
    Decrease (Increase) in
      accounts receivable                         (8,967)               1,098
    Decrease (Increase) in
      related party receivable                        -               (13,142)
    Decrease (Increase) in
      trading investments                             -               (12,682)
    (Decrease) Increase in accounts
      payable and accrued
      expenses                                    48,575               26,143
    Increase (Decrease) in deferred revenue            -               35,144
    (Gain) Loss on sale of investments                 -               (3,273)
              Net cash used in operating
                activities                       (46,480)               5,387

CASH FLOWS FROM INVESTING
ACTIVITIES:
  (Increase) decrease in investments              15,585                -
  Investment in Strawboard                             -               (1,125)
              Net cash used in investing
                activities                        15,585               (1,125)

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Receipts/payments on advances from
    officers/directors/stockholders                9,752               (3,882)
  Proceeds from private placement offering        15,000                   -
              Net cash provided by
                financing activities              24,752               (3,882)

(DECREASE) INCREASE IN CASH                       (6,143)                 380

CASH, beginning of period                         13,004                  808

CASH, end of period                               $6,861               $1,188




       See notes to the financial statements.

             PIERCE INTERNATIONAL, INC.
                      UNAUDITED
            NOTES TO FINANCIAL STATEMENTS
                   MARCH 31, 1997

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

     Operations - Pierce International, Inc. (PI) was incorporated under the laws of the State of Colorado on July 22, 1987, for the purpose of obtaining capital to seek potentially profitable business opportunities. Currently, PI has business interest in two industries, natural resources and industrial development.

     Net Income Per Common Share - Net income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period. Common stock equivalents were not considered (for losses only), as their effect would be antidilutive.

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

2.   UNAUDITED INFORMATION:

     The information furnished herein was taken from the books and record of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect properly the results of the interim periods presented. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1996.

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

5.   RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS:

     Advances include $189,401 due Pierce D. Parker, officer and director, or his company, Parker Consulting Services, and $51,000 is accrued consulting fees due Pierce D. Parker.

6.   COMMITMENTS:

     As of March 31, 1997, PI had the following long term note payable:

          PCS Profit Sharing Plan       $200,000

     PI is obligated to pay $200,000 to Parker Consulting Services Profit Sharing Plan, owned by Pierce D. Parker, for funds it pledged for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property.

7.   STOCKHOLDERS' EQUITY:

     As of March 31, 1997, PI had 6,380,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

     Of the total shares outstanding, 160,000 shares were issued as part of PI's initial public offering and are free trading stock. All other shares have been held a minimum of 1 year and could be sold under Rule 144.

     For the quarter ended March 31, 1997, the Company issued 60,000 shares of convertible Series I preferred stock. The stock was issued in conjunction with a private placement conducted by the Company. There are 400,000 shares of preferred stock authorized and may be determined by the Board of Directors as to dividend rights, dividend rate, conversion rights, voting rights, redemption rights and terms, liquidation preferences, the number of shares constituting the series and the designation of each series.

     The Series I Convertible Preferred Stockholders are entitled to dividends when and as declared by the Company's Board of Directors from funds which are legally available. The Series I Preferred Stock is convertible, at any time into an identical number of shares of the Company's Common Stock. Holders of the Series I Convertible Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the Company's shareholders.
Series I Convertible Preferred Stock does not have preemptive rights and it is not redeemable.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 31, 1997.

Introduction

     The Company is concentrating on its two major industries, natural resources and industrial development. The Company is making a concentrated effort to sell strawboard equipment, and to presell strawboard.

Liquidity

     Working capital at March 31, 1997 was a negative $241,907. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.

Results of Operations

     During the quarter ended March 31, 1997, the Company had net loss of $45,243. As the Company develops its two primary business operations, costs have increased in the areas of legal, accounting, travel, and outside consulting fees.

PART II - OTHER INFORMATION

ITEMS #1 THROUGH #6(a) - No response required.

ITEM 6(b) - No reports were filed on the Form 8-K during the quarter ended March 31, 1997.

                     SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PIERCE INTERNATIONAL, INC.

Dated:  August 15, 1997       By:/s/ Pierce D. Parker
                              Pierce D. Parker,
                              President (Chief Financial and
                              Accounting Officer)