Form 10-K
period 1997-06-30
PIERCE INTERNATIONAL INC
filed 1997-10-15
CIK 823387

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

             Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the fiscal year                                          Commission file
ended June 30, 1997.                                          No. 33-17679-D
      --------------                                              ----------

                          PIERCE INTERNATIONAL, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Colorado                                              84-1067694
-------------------------------                          ---------------------
(State or other jurisdiction of                          (I.R.S. Employer ID.)
incorporation or organization)

             13275 E. Freemont Place #101A, Englewood, CO     80112
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

Registrants's telephone number, including area code  (303)-792-0719
                                                    ----------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No
                                              -----    -----

    As of June 30, 1997, 6,380,703 shares were outstanding and the aggregate market value of stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price was $0.

    Documents incorporated by reference:  NONE.

    This Form 10-K consists of 29 pages.

    Exhibits are indexed on page 11.

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

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a)  PRINCIPAL MARKET OR MARKETS.   The Company's stock is traded on the
OTC bulletin board under the symbol PRCI. Trading resumed September 18, 1997, therefore, high and low bid prices were unavailable for the four quarters that relate to the year ended June 30, 1997.
                                                           BID
              Quarter Ended:                         HIGH       LOW
              -------------                          ----       ---
                   September 30, 1997                $0.01      $0.01

     (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.   The number of
beneficial holders of the Company's no par value common stock at June 30, 1997, were approximately 450.

     (c)  DIVIDENDS.   Holder of common stock are entitled to receive such
dividends as may be declared by the Company's Board of Directors.   No dividends
have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth certain selected financial data with respect to the Company.

Balance Sheet Data:     At June 30,
----------------------------------------------------------------------------------
                           1997        1996        1995        1994       1993
Total Assets              564,849     570,562     584,041     599,737     395,767
Long Term Debt            200,000     200,000     200,000     200,000     200,000
Working Capital          (315,755)   (217,311)   (220,578)   (171,729)   (241,872)
Total Liabilities         527,130     446,429     453,130     594,441     575,192
Stockholder's Equity       37,719     124,133     130,911    (134,626)   (298,017)
Deferred Revenue                0           0           0      66,187           0


Statement of Operations Data:  For the year ended June 30,
----------------------------------------------------------------------------------
                           1997        1996        1995        1994       1993
Revenues                  135,410     245,947     210,357     148,421    271,366
Net Earnings (Loss)      (106,414)     (6,778)     52,465      57,039    167,322
Net Earnings (Loss) Per
 Common Share              (0.017)     (0.001)      0.009       0.012      0.001


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION OF THE YEAR ENDED JUNE 30, 1997.

INTRODUCTION

    The Company is concentrating on its two major industries, natural resources
and industrial development.   The Company is making a concentrated effort to
sell strawboard equipment, and to presell strawboard.

LIQUIDITY

    Working capital at June 30, 1997 was a negative $315,755. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.

RESULTS OF OPERATIONS

    For the year ended June 30, 1997, the Company had a net loss of $106,414 and for the year ended June 30, 1996, the net loss was $6,778. The Company generated $115,000 in revenues related to the sale of strawboard equipment
during 1997 and $205,144 during 1996.    As the Company develops its two primary
business operations, costs have increased in the areas of legal, accounting, travel, and outside consulting fees.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

    The financial statements and schedules are set forth on pages F-1 through F-13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On August 26, 1997, the Company dismissed its independent accountant,
Doran Peck, C.P.A. P.C., and engaged independent accountant, Spicer, Jeffries &
Co.   The former accountant issued a report that was modified as to uncertainty
(Going Concern).  The decision to change independent accountants was approved by
the board of directors.   There was not any disagreements with the former
accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT.

    The Directors and Officers of the Company are as follows:

         Name                Age       Position
         ----                ---       --------

    Pierce D. Parker         70       Director, Chairman of the Board, and
                                      President

    Nancy A. Cooper          38       Director, Vice President
                                      and Secretary

    Mark S. Cooper           38       Director

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of June 30, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown.

Name and Address                 Amount of                  Percent of Class
of Beneficial Owner          Beneficial Ownership         Currently Outstanding

Pierce D. Parker                 2,061,602 (1)                   32.31%
13041 N. Travois Trail
Parker, CO  80134

Nancy A. Cooper                    319,550 (2)                    5.00%
19754 E. Euclid Dr.
Aurora, Co  80016

Mark S. Cooper                     599,550                        9.40%
19754 E. Euclid Dr.
Aurora, CO  80016

Alan Wakefield                     400,000                        6.27%
122 Waterway
Willis, TX  77378

All Directors and Officers as
a Group (4 Persons)              3,380,702 (1)(2)                52.98%

1) Includes 1,200,000 shares owned directly by Dr. Parker, and 861,602 shares owned by Parker Consulting Services (Dr. Parker is the primary shareholder).

2) Includes 119,550 shares owned directly by Nancy A. Cooper and 200,000 owned by Nancy Cooper As Custodian for Michael Parker Cooper.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company continues to owe Pierce D. Parker/Parker Consulting Services, an officer and director, $242,080 from advances made over a period of time. In addition, the Company owes $200,000 to Parker Consulting Services Profit Sharing Plan for amounts directly related to the Como property. See the business description under the heading, "Natural Resources".

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.  The financial statements filed as a part of this 10-K are as follows:

                                                                  Page
Independent Auditor's Report                                    F-1, F-2

Balance Sheets, June 30, 1997 and 1996.                            F-3

Statement of Operations, for the years ended June 30, 1997,
1996, and 1995.                                                    F-4

Statement of Changes in Stockholders' Equity, for the years
ended June 30, 1997, 1996, and 1995.                               F-5

Statement of Cash Flows, for the years ended June 30, 1997,
1996 and 1995.                                                     F-6

Notes to Financial Statements                                   F-7 to F-9

(a)2.    Financial Statement Schedules:

Independent Auditor's Report on Additional Information          F-10, F-11
Schedule V - Property and Equipment                               F-12
Schedule VI - Accumulated Depreciation on Property and Equipment  F-13

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

(a)3.  The exhibits required by Item 601 of Regulation S-K are as follows:

              Description                   Location
              -----------                   --------

  (3) Articles of Incorporation and Bylaws--incorporated by reference from Form S-18 effective with the Commission on January 20, 1988,
(SEC File No. 33-17679-D).

  (11) Statement re: computation of per share earnings

  (16) Letter regarding change in certifying accountants

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

                                       PIERCE INTERNATIONAL, INC.

Dated:  October 9, 1997                BY: /s/ Pierce D. Parker
                                          -----------------------------
                                          Pierce D. Parker,
                                          President


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                Capacity
    ---------                --------

/s/ Pierce D. Parker         Chairman of the Board, President and
------------------------     Director (Chief Executive Officer, and
Pierce D. Parker             Principal Financial and Accounting Officer)

October 9, 1997
-----------------
Date


/s/ Nancy A. Cooper          Vice President, Secretary and Director
------------------------
Nancy A. Cooper

October 9, 1997
-----------------
Date


/s/ Mark S. Cooper           Vice President and Director
------------------------
Mark S. Cooper

October 9, 1997
-----------------
Date

                           PIERCE INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS
                              YEARS ENDED JUNE 30,
                              1997, 1996 AND 1995

                           PIERCE INTERNATIONAL, INC.

                                    CONTENTS



                                                                          PAGE

Independent Auditors' Reports                                           F-1, F-2

Balance Sheets, June 30, 1997 and 1996                                       F-3

Statements of Operations - Years ended June 30, 1997, 1996 and 1995          F-4

Statements of Changes in Stockholders' Equity -
     Years ended June 30, 1997, 1996 and 1995                                F-5

Statements of Cash Flows - Years ended June 30, 1997, 1996 and 1995          F-6

Notes to Financial Statements                                         F-7 to F-9

Independent Auditors' Reports on Supplemental Information             F-10, F-11

Schedule V - Property and Equipment                                         F-12

Schedule VI - Accumulated Depreciation and
     Amortization of Property and Equipment                                 F-13


All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Directors
Pierce International, Inc.


We have audited the accompanying balance sheet of Pierce International, Inc. as of June 30, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on the test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pierce International, Inc. as of June 30, 1997 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   SPICER, JEFFRIES & CO.


Denver, Colorado
September 23, 1997

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Directors
Pierce International, Inc.

We have audited the accompanying balance sheet of Pierce International, Inc. as of June 30, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion n these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pierce International, Inc. as of June 30, 1996 and the results of their operations and cash flows for the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   DORAN PECK, C. P. A., P. C.


Denver, Colorado
October 12, 1996

                           PIERCE INTERNATIONAL, INC.
                                 BALANCE  SHEETS
                           --------------------------

                                                            JUNE 30,
                                                      --------------------
                          ASSETS                         1997       1996
                          ------                      ---------  ---------
CURRENT ASSETS:
  Cash                                                $  10 846  $ 13 004
  Investments                                               162    15 747
  Other                                                     367       367
                                                      ---------  ---------

        TOTAL CURRENT ASSETS                             11 375    29 118
                                                      ---------  ---------

PROPERTY AND EQUIPMENT (Note 1):
  Undeveloped mineral property (Note 2)                 434 918   434 918
  Furniture and equipment                                 7 705     7 705
  Strawboard equipment (Note 3)                          57 120    57 120
                                                      ---------  ---------
                                                        499 743   499 743
    Less accumulated depreciation and amortization       (5 674)   (4 791)
                                                      ---------  ---------

        NET PROPERTY AND EQUIPMENT                      494 069   494 952
                                                      ---------  ---------

OTHER ASSETS                                             59 405    46 492
                                                      ---------  ---------

                                                      $ 564 849  $570 562
                                                      ---------  ---------
                                                      ---------  ---------

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $  85 050  $ 15 780
  Advances and accrued expenses from
   officers/directors/stockholders (Note 4)             242 080   230 649
                                                      ---------  ---------

        TOTAL CURRENT LIABILITIES                       327 130   246 429
                                                      ---------  ---------

NOTE PAYABLE (Note 5)                                   200 000   200 000
                                                      ---------  ---------

STOCKHOLDERS' EQUITY (Notes 6 and 7):
  Preferred stock, no par value;
   400,000 shares authorized;
   80,000 shares issued and outstanding                  20 000      -
  Common stock, no par value;
   30, 000,000 shares authorized;
   6,380,703 and 5,980,703 shares issued and
   outstanding as of June 30, 1997 and
   June 30, 1996, respectively                          844 542   844 542
   Accumulated deficit                                 (826 823) (720 409)
                                                      ---------  ---------

          TOTAL STOCKHOLDERS' EQUITY                     37 719   124 133
                                                      ---------  ---------

                                                      $ 564 849  $570 562
                                                      ---------  ---------
                                                      ---------  ---------

The accompanying notes are an integral part of these statements.

                           PIERCE INTERNATIONAL, INC.
                             STATEMENTS OF OPERATIONS
                           --------------------------

                                           YEAR ENDED JUNE 30,
                                   ----------------------------------
                                      1997        1996        1995
                                   ---------    ---------   ---------
REVENUE:
   Sales                           $ 115 000    $ 205 144   $   -
   Cost of goods sold                 70 121       64 685       -
                                   ---------    ---------   ---------

GROSS MARGIN                          44 879      140 459       -
                                   ---------    ---------   ---------
EXPENSES:
   Administrative                     22 859       58 654     41 265
   Bad debt reserve                   81 702      162 200       -
   Outside services                   12 050       36 300     78 354
   Advertising and promotion             300        4 310      2 239
   Other                                -            -         1 689
   Professional fees                  39 106         -          -
   Occupancy and equipment costs      11 208         -          -
                                   ---------    ---------   ---------

      TOTAL EXPENSES                 167 225      261 464    123 547
                                   ---------    ---------   ---------

NET OPERATING LOSS                  (122 346)    (121 005)  (123 547)

   Other income                       20 410       40 803    210 357
   Loss on subsidiary                   -            -        (9 381)
   Foreign exchange gain (loss)         -            (184)       346
   Loss on investment                   -        (381 695)   (25 310)
   Gain on asset claim (Note 2)         -         434 918       -
   Gain on disposition of assets        -          20 385       -
   Other expenses                     (4 478)        -          -
                                   ---------    ---------   ---------

NET INCOME (LOSS)                  $(106 414)   $  (6 778)  $ 52 465
                                   ---------    ---------   ---------
                                   ---------    ---------   ---------
NET INCOME (LOSS)
  PER COMMON SHARE                 $  (0.017)   $  (0.001)  $  0.009
                                   ---------    ---------   ---------
                                   ---------    ---------   ---------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                 6 319 165    5 980 703  5 980 703
                                   ---------    ---------  ----------
                                   ---------    ---------  ----------

     The accompanying notes are an integral part of these statements.

                        PIERCE INTERNATIONAL, INC.
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                YEARS ENDED JUNE 30, 1995, 1996 AND 1997
              ---------------------------------------------

                               PREFERRED STOCK         COMMON STOCK
                               ----------------  ------------------------       ACCUMULATED
                               SHARES    AMOUNT     SHARES        AMOUNT         DEFICIT
                               ------    -------   ---------    ----------     ------------
BALANCES, JUNE 30, 1994           -      $  -    149 317 572    $1 052 462     $(1 187 088)

  Additional paid in
   capital to Subsidiary          -         -          -            34 719           -

  Adj. for foreign sub.
   translation                    -         -          -              -              -

  Change in minority
   interest                       -         -          -            15 000           -

  Change in foreign sub.
   translation                    -         -          -              -              -

  Stock in lieu of
   compensation
   (no market value)              -         -        200 000          -              -

  PIDI investment to
   Equity Method from
   Consolidated                   -         -          -          (257 639)        420 992

  Net income                      -         -          -              -             52 465
                               ------    -------   ---------    ----------       ---------
BALANCES, JUNE 30, 1995           -         -    149 517 572       844 542        (713 631)

  25 for 1 Reverse split
    March 13, 1996                -         -   (143 536 869)         -              -

  Net loss                        -         -          -              -             (6 778)
                               ------    -------   ---------    ----------       ---------
BALANCES, JUNE 30, 1996           -         -      5 980 703       844 542        (720 409)

  Issuance of 80,000
   shares of preferred
   stock                       80 000     20 000      -               -               -

  Issuance of 400,000
   shares of common stock
   in lieu of services            -          -       400 000          -               -

  Net loss                        -          -         -              -           (106 414)
                               ------    -------   ---------    ----------       ---------
BALANCES, JUNE 30, 1997        80 000    $20 000   6 380 703    $  844 542       $(826 823)
                               ------    -------   ---------    ----------       ---------
                               ------    -------   ---------    ----------       ---------

      The accompanying notes are an integral part of these statements.

                           PIERCE INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                           --------------------------

                                                FOR THE YEAR ENDED JUNE 30,
                                               1997         1996        1995
                                            ---------    ---------   --------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net Income (loss)                           $(106 414)   $  (6 778)  $ 52 465
Adjustments to reconcile net
 income (loss)to cash used in
 operating activities:
  Depreciation and amortization                   883          883        618
  Subsidiary loss                                -            -         9 381
Changes in operating assets
 and liabilities:
  Increase in accounts receivable
   and other assets                           (12 913)     (20 199)   (25 472)
  Decrease (increase) in
   related party receivable                      -         110 002   (106 771)
  (Decrease) increase in
   accounts payable and
   accrued expenses                            69 270       10 242    (16 004)
  (Gain) loss on sale of
   investments                                   -        (455 303)    25 310
                                            ---------    ---------   --------
    NET CASH USED IN OPERATING
     ACTIVITIES                               (49 174)    (361 153)   (60 473)
                                            ---------    ---------   --------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Acquisition of equipment                       -            -        (4 415)
  Decrease in investments                      15 585      391 417     99 405
  Investment in Strawboard                       -          (1 125)   (45 995)
                                            ---------    ---------   --------
    NET CASH PROVIDED BY
     INVESTING ACTIVITIES                      15 585      390 292     48 995
                                            ---------    ---------   --------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
 Advances (payments) from (to)
  officers/directors/stockholders              11 431      (16 943)    14 847
 Payments on notes payable                       -            -        (5 059)
 Issuance of preferred stock                   20 000         -          -
                                            ---------    ---------   --------
    NET CASH PROVIDED BY (USED
     IN) FINANCING ACTIVITIES                  31 431      (16 943)     9 788
                                            ---------    ---------   --------
NET (DECREASE) INCREASE
  IN CASH                                      (2 158)      12 196     (1 690)

CASH, at beginning of year                     13 004          808      2 498
                                            ---------    ---------   --------

CASH, at end of year                        $  10 846    $  13 004   $    808
                                            ---------    ---------   --------
                                            ---------    ---------   --------

     The accompanying notes are an integral part of these statements.

                           PIERCE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          ------------------------------


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated under the laws of the State of Colorado on July 22, 1987, for the purpose of obtaining capital to seek potentially profitable business opportunities. Currently, Pierce International, Inc. (PI) has business interest in two industries, natural resources and industrial development.

Net income (loss) per common share is computed based upon the weighted average number of shares outstanding during the period. Common stock equivalents were not considered (for losses only), as their effect would be antidilutive.

The Company states property and equipment at cost. Depreciation is being provided by the straight-line method over estimated useful lives of three to five years. All costs related to the acquisition (including associated legal and other costs), exploration, evaluation, and development, of the mineral properties have been capitalized. These costs will be amortized by the units-of-production method of accounting based upon estimated recoverable reserves.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and cash equivalents for purposes of the statements of cash flows includes highly liquid investments with a maturity of three months or less at the date of acquisition.

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

NOTE 2 -  UNDEVELOPED MINERAL PROPERTY

On June 11, 1996, PI reclaimed the "Como" property from Pierce International Discovery, Inc. (PIDI). PIDI, a 17.24% owned subsidiary, failed to comply with the stock purchase agreement. Como consists of gold and gravel mining leases on property situated approximately 50 miles southwest of Denver, Colorado, near Como, Colorado in Park County.

                         PIERCE INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        ------------------------------
                                (CONTINUED)

NOTE 3 -  STRAWBOARD EQUIPMENT

The Company purchased strawboard equipment for $57,120. This equipment is seen as an investment and the Company intends to resell the equipment.

NOTE 4 -  RELATED PARTY TRANSACTIONS

Advances include $191,080 due Pierce D. Parker, officer and director, or his company Parker Consulting Services, and $51,000 is accrued consulting fees due Pierce D. Parker.

NOTE 5 -  NOTE PAYABLE

As of June 30, 1997, PI had the following long term note payable:

          PCS Profit Sharing Plan    $200,000

PI is obligated to pay $200,000 to Parker Consulting Services Profit Sharing Plan, owned by Pierce D. Parker, for funds it advanced for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property.

NOTE 6 -  STOCKHOLDERS' EQUITY

As of June 30, 1997, PI had 6,380,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

The Company issued 80,000 shares of Series I convertible preferred stock.
The stock was issued in conjunction with a private placement conducted by the Company. There are 400,000 shares of preferred stock authorized and may be determined by the Board of Directors as to dividend rights, dividend rate, conversion rights, voting rights, redemption rights and terms, liquidation preferences, the number of shares constituting the series and the designation of each series.

The Series I Convertible Preferred stockholders are entitled to dividends when and as declared by the Company's Board of Directors from funds which are legally available. The Series I Preferred Stock is convertible, at any time into an identical number shares of the Company's Common Stock. Holders of the Series I Convertible Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the Company's stockholders. Series I Convertible preferred stock does not have preemptive rights and it is not redeemable.

                         PIERCE INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        ------------------------------
                                 (CONCLUDED)

NOTE 7 -  INCENTIVE STOCK OPTION PLAN

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

NOTE 8 -  INCOME TAXES

At June 30, 1997, the Company has available to reduce future taxable income, a net operating loss carryforward of approximately $660,000 which expires in the years 2003 through 2012.

This net operating loss carryforward may result in future income tax benefits; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1997 and 1997 are as follows:

                                                        1997         1996
                                                     ---------     ---------
      Deferred tax liabilities                       $    -        $    -
                                                     ---------     ---------
                                                     ---------     ---------
      Deferred tax assets
        Net operating loss carry forwards              247 500       207 900
        Valuation allowance for deferred tax assets   (247 500)     (207 900)
                                                     ---------     ---------
                                                     $    -        $    -
                                                     ---------     ---------
                                                     ---------     ---------

NOTE 9 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS 107 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. The carrying amounts of current assets and current liabilities approximate fair value.

                         INDEPENDENT AUDITORS' REPORT
                         ON SUPPLEMENTAL INFORMATION



To the Stockholders and Directors
Pierce International, Inc.

Our report on our audit of the basic financial statements of Pierce International, Inc. for the year ended June 30, 1997 appears on Page F-1. The audit was made for the purpose of forming an opinion on the basic financial statements, taken as a whole. The accompanying supplementary schedules are presented for purposes of additional analysis and are not a required part of the basic financial statements taken as a whole.

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


                                                 SPICER, JEFFRIES & CO.


Denver, Colorado
September 23, 1997

                INDEPENDENT AUDITORS' REPORT
                  ON ADDITIONAL INFORMATION



To the Stockholders and Directors
Pierce International, Inc.

Our report on our audit of the basic financial statements of Pierce International, Inc. for the years ended June 30, 1996 and 1995, appears on Page F-1. The audit was made for the purpose of forming an opinion on the basic financial statements, taken as a whole. The accompanying supplementary schedules are presented for purposes of additional analysis and are not a required part of the basic financial statements and is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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


                                             DORAN PECK, C. P. A., P. C.


Denver, Colorado
October 12, 1996

                                                                      SCHEDULE V

                           PIERCE INTERNATIONAL, INC.
                             PROPERTY AND EQUIPMENT

                                                                      OTHER CHANGES
                                  BEGINNING  ADDITIONS                 ADD (DEDUCT)-   ENDING
   CLASSIFICATION                 BALANCES    AT COST    RETIREMENTS    DESCRIBE      BALANCES
   --------------                 ---------  ---------   -----------  --------------  --------
YEAR ENDED JUNE 30, 1997

  Mineral properties              $434 918    $   -        $  -        $   -          $434 918
  Furniture and equipment            7 705        -           -            -             7 705
  Strawboard equipment              57 120        -           -            -            57 120
  Leased equipment                    -           -           -            -              -
                                  --------    --------     -------     --------       --------
                                  $499 743    $   -        $  -        $   -          $499 743
                                  --------    --------     -------     --------       --------
                                  --------    --------     -------     --------       --------

YEAR ENDED JUNE 30, 1996

  Mineral properties              $   -       $   -        $   -       $434 918(a)    $434 918
  Furniture and equipment            7 705        -            -           -             7 705
  Strawboard equipment              55 995       1 125         -           -            57 120
  Leased equipment                    -           -            -           -             -
                                  --------    --------     -------     --------       --------
                                  $ 63 700    $  1 125       $   -     $434 918       $499 743
                                  --------    --------     -------     --------       --------
                                  --------    --------     -------     --------       --------

(a)  Seized property for non-compliance with purchase agreement.

                                                                    SCHEDULE VI



                              PIERCE INTERNATIONAL, INC.
                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                            OF PROPERTY AND EQUIPMENT

                                                                      OTHER CHANGES
                                  BEGINNING  ADDITIONS                 ADD (DEDUCT)-   ENDING
   CLASSIFICATION                 BALANCES    AT COST    RETIREMENTS    DESCRIBE      BALANCES
   --------------                 ---------  ---------   -----------  --------------  --------
YEAR ENDED JUNE 30, 1997

   Mineral properties             $   -       $    -       $  -        $  -           $   -
   Furniture and equipment           4 791         883        -           -              5 674
   Leased equipment                   -            -          -           -               -
                                  --------    --------     -------     --------       --------
                                  $  4 791    $    883     $  -        $  -           $  5 674
                                  --------    --------     -------     --------       --------
                                  --------    --------     -------     --------       --------

YEAR ENDED JUNE 30, 1996

  Mineral properties              $   -       $    -       $  -        $  -           $   -
  Furniture and equipment            3 908         883        -           -              4 791
  Leased equipment                    -            -          -           -               -
                                  --------    --------     -------     --------       --------
                                   $ 3 908    $    883     $  -        $  -           $  4 791
                                  --------    --------     -------     --------       --------
                                  --------    --------     -------     --------       --------