Form 10-Q
period 1997-09-30
PIERCE INTERNATIONAL INC
filed 1998-01-06
CIK 823387

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For the Quarter Ended                          Commission file
ended SEPTEMBER 30, 1997.                       No. 33-17679-D

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___x___ No______


          Class               Outstanding at September 30, 1997
     __________________________ ____________________________________
     Common Stock, no par value    6,765,703

                               INDEX

PART I - FINANCIAL INFORMATION *

     ITEM 1. Unaudited Financial Statements

     Balance Sheets - September 30, 1997 (unaudited)
     and June 30, 1997                                      3

     Statements of Operations - Three Months Ended
     September 30, 1996 and 1997 (unaudited)                4

     Consolidated Statement of Changes in Stockholders' Equity -
     For The Three Months Ended September 30, 1997 (Unaudited) 5 and the Years Ended 1996 and 1997.

     Statement of Cash Flows - Three Months Ended
     September 30, 1995, 1996, and 1997 (unaudited)         6

     Notes to Financial Statements                          7

     ITEM 2.  Management's Discussion and Analysis                       10

PART II - OTHER INFORMATION

     ITEMS 1 THROUGH 6                                             11

     Signature                                                     12





*The accompanying financial statements are not covered by an independent certified public accountants' report.

                        PIERCE INTERNATIONAL, INC.
                           BALANCE SHEETS


                                    UNAUDITED
                  ASSETS                  September 30, June 30,
CURRENT ASSETS:                           1997             1997
      Cash                                $   0       $10,846
      Investments and Stocks              33,023          162
      Other                                  367          367
                                       ----------- -----------
            Total current assets          33,390       11,375

PROPERTY AND EQUIPMENT:       (Note 1)
      Undeveloped land mineral
          property(Note 3)               446,123      434,918
      Furniture and equipment              7,705        7,705
      Strawboard equipment (Note 4)       57,120       57,120
                                        ---------- -----------
                                         510,948      499,743
      Less accumulated depreciation and
        amortization                      (5,895)      (5,674)
                                       ----------- -----------
            Net property and equipment   505,053      494,069
                                       ----------- -----------
OTHER ASSETS                              71,955       59,405
                                       ----------- -----------
                                        $610,398     $564,849
                                       =========== ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:
      Bank Overdraft                      1,049       -
      Accounts payable and accrued
        liabilities                      78,530        85,050
      Advances from officers/directors/
        stockholders (Note 5)           242,258       242,080
                                    -----------   -----------
       Total current liabilities        321,837       327,130

NOTE PAYABLE            (Note 6)        200,000       200,000


STOCKHOLDERS' EQUITY (Notes 7 & 8)
      Preferred stock, no par value;
        400,000 shares authorized;
        80,000 shares issued and
        outstanding as of September 30,
        1997 and June 30, 1997           20,000        20,000
      Common stock, no par value;
        30,000,000 shares authorized;
        6,765,703 and 6,380,703
        shares issued and outstanding
        as of September  30, 1997 and
        June 30, 1997, respectively     844,542       844,542
      Accumulated deficit              (775,981)     (826,823)
                                     -----------   -----------
                                         88,561        37,719
                                     -----------   -----------
                                          $610,398    $564,849
                                       =========== ===========

                  See notes to financial statements.

                      PIERCE INTERNATIONAL, INC.
                       STATEMENTS OF OPERATIONS


                        FOR THE THREE MONTHS
                         ENDED SEPTEMBER 30,

                              (UNAUDITED)
                              ___________ ___________
                              1997        1996
REVENUE:
    Net Sales                 $35,000   $100,000
    Cost of goods sold        -           70,121
                              ___________ ___________
GROSS MARGIN                  35,000      29,879

EXPENSES:
   Administrative             21,326      15,229
   Bad debt reserve           22,478      22,507
   Outside services           14,325      11,629
   Advertising and promotion  3,990       (300)
                              ___________ ___________
      Total expenses          62,119      49,065

NET OPERATING INCOME
(LOSS)                       (27,119)    (19,186)

  Other income                18,000       6,000
   Recovery of bad debt       61,681      -
   Foreign exchange loss         243         (92)
   Loss on investment           (318)     (2,172)
   Other expenses             (1,645)     -
                              ___________ ___________
NET INCOME(LOSS) BEFORE
MINORITY INTEREST             50,842      (15,450)

MINORITY INTEREST                  -           -
                              ___________ ___________
NET INCOME (LOSS)             $50,842    ($15,450)
                              =========== ===========
NET INCOME(LOSS) PER
COMMON SHARE                   $0.008     ($0.002)
                              =========== ===========
WEIGHTED AVERAGE NUMBER
OF  SHARES OUTSTANDING      6,509,036    6,380,703
                            ============ ===========

                        See notes to financial statements.

                           PIERCE INTERNATIONAL, INC.
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED SEPTEMBER 30,, 1997 (UNAUDITED)
                 AND  THE  THREE  YEARS ENDED JUNE 30, 1996 & 1997

                                                                     TOTAL
                 COMMON STOCK   PREFERRED  AMOUNT   ACCUMULATED   STOCKHOLDERS'
                 SHARES         SHARES                 DEFICIT       EQUITY
BALANCES,
JUNE 30, 1995    149,517,572     -         $ 844,542  ($713,631)   $130,911

  25 for 1
  Reverse split
  March 13,
  1995          (143,536,869)    -              -          -           -

  Net loss
  for the year          -        -              -        (6,778)     (6,778)

BALANCES,
JUNE 30, 1996      5,980,703     -            844,542  (720,409)     124,133

 Issuance of
 common stock
 in lieu of
 compensation        400,000     -               -         -            -

 Private Placement
 of convertible
 preferred               -     80,000          20,000      -          20,000

 Net loss for
 the year                -        -              -     (106,414)    (106,414)

BALANCES,
JUNE 30, 1997      6,380,703   80,000         864,542  (826,823)      37,719

  Issuance of
  common stock
  in lieu of
  compensation       385,000      -              -         -             -

  Net loss for
  the quarter
  Ended September 30,
  1997                  -         -              -       50,842       50,842

BALANCES,
SEPTEMBER 30,
1997               6,765,703   80,000        $864,542 ($775,981)     $88,561



























                  See notes to financial statements.

                        PIERCE INTERNATIONAL, INC.
                        STATEMENT OF CASH FLOWS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                    (UNAUDITED)
                                          1997        1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                   $50,842     ($15,450)  ($6,124)
      Adjustments to reconcile net loss to
      cash used in operating activities:
      Depreciation and amortization           221          221       220
      Changes in operating assets
      and liabilities:
      Decrease (Increase) in
         accounts receivable                    -       (7,687)   (5,652)
      Decrease (Increase) in
        related party receivable                -            -    11,018
      (Increase) in other assets          (12,550)           -         -
      Increase in bank overdraft            1,049            -         -
      (Decrease) Increase in accounts
         payable and accrued
         expenses                         (6,520)       13,138    (1,291)
      Increase (Decrease) in deferred revenue
      Gain(Loss) on sale of investments     (679)            -      (337)
            Net cash used in operating    --------    --------    --------
             activities                   32,363      (  9,778)   (2,166)

CASH FLOWS FROM INVESTING ACTIVITIES:

      (Increase)decrease in property and
      equipment                          (11,205)            -          -
      (Increase) decrease in investments (32,182)       10,312      5,421
            Net cash used in investing    --------    --------    --------
              activities                 (43,387)       10,312      5,421

CASH FLOWS FROM FINANCING ACTIVITIES:
      Receipts/payments on advances from
      officers/directors/stockholders        178        (9,854)    (3,255)
            Net cash provided by          --------    --------    --------
              financing activities           178        (9,854)    (3,255)

 (DECREASE) INCREASE IN CASH             (10,846)       (9,320)         0

CASH, beginning of period                 10,846        13,004        808
                                          --------    --------    --------
CASH, end of period                       $    0        $3,684      $ 808
                                          =======      =======     =======

                              See notes to the financial statements.

                    PIERCE INTERNATIONAL, INC.
                             UNAUDITED
                   NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997

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

2.   UNAUDITED INFORMATION:

     The information furnished herein was taken from the books and record of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect properly the results of the interim periods presented. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1997.

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

5.   RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS:

     Advances include $185,258 due Pierce D. Parker, officer and director, or his company, Parker Consulting Services, and $57,000 is accrued consulting fees due Pierce D. Parker.

6.   COMMITMENTS:

     As of September 30, 1997, PI had the following long term note payable:

          PCS Profit Sharing Plan      $200,000

     PI is obligated to pay $200,000 to Parker Consulting Services Profit Sharing Plan, owned by Pierce D. Parker, for funds it pledged for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property.

7.   STOCKHOLDERS' EQUITY:

     As of September 30, 1997, PI had 6,765,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

     Of the total shares outstanding, 160,000 shares were issued as part of PI's initial public offering and are free trading stock. All other shares have been held a minimum of 1 year and could be sold under Rule 144.

     The Company issued 80,000 shares of convertible Series I preferred stock. The stock was issued in conjunction with a private placement conducted by the Company. There are 400,000 shares of preferred stock authorized and may be determined by the Board of Directors as to dividend rights, dividend rate, conversion rights, voting rights, redemption rights and terms, liquidation preferences, the number of shares constituting the series and the designation of each series.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1997.

INTRODUCTION

     The Company is concentrating on its two major industries, natural resources and industrial development. The Company is making a concentrated effort to sell strawboard equipment, and to presell strawboard.

LIQUIDITY

     Working capital at September 30, 1997 was a negative $288,447. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.


RESULTS OF OPERATIONS

     During the quarter ended September 30, 1997, the Company had net income of $50,842. The Company had an operating loss of $27,119. The Company was able to recover a portion of bad debt it had allowed for in an earlier period. The payment was made in marketable securities. In addition, the Company received payment of fees related to it's strawboard business and there was not any cost of goods associated with these fees. Although the Company produce income for the quarter, it continues to struggle to develop reoccurring revenue.

PART II - OTHER INFORMATION

ITEMS #1 THROUGH #6 (a) - No response required.

ITEM 6 (b) - No reports were filed on the Form 8-K during the quarter ended September 30, 1997.

                            SIGNATURES


      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PIERCE INTERNATIONAL, INC.

Dated:  December 29, 1997     BY:      /S/ PIERCE D. PARKER
                              Pierce D. Parker,
                              President (Chief Financial and
                              Accounting Officer)