Form 10-Q
period 1997-12-31
PIERCE INTERNATIONAL INC
filed 1998-03-16
CIK 823387

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Quarter Ended           Commission file
ended DECEMBER 31, 1997.                       No. 33-17679-D

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


      Class                         Outstanding at December 31, 1997

      Common Stock, no par value          6,765,703

                                     INDEX

PART I - FINANCIAL INFORMATION *

      ITEM 1. Unaudited Financial Statements

      Balance Sheets - December 31, 1997 (unaudited)
      and June 30, 1997                                           3

      Statements of Operations - Three Months Ended
      December 31, 1997 and 1996 (Unaudited) and the
      Year to Date with Last Year Comparison                      4

      Consolidated Statement of Changes in Stockholders' Equity -
      For The Six Months Ended December 31, 1997 (Unaudited)      5
      and  the Years Ended 1996 and 1997.

      Statement of Cash Flows - Six Months Ended
      December 31, 1995, 1996, and 1997 (unaudited)         6

      Notes to Financial Statements                               7

      ITEM 2.  Management's Discussion and Analysis         10

PART II - OTHER INFORMATION

      ITEMS 1 THROUGH 6                                           11

      Signature                                                         12





*The accompanying financial statements are not covered by an independent certified public accountants' report.

                          PIERCE INTERNATIONAL, INC.
                                BALANCE SHEETS

                                                 UNAUDITED
                        ASSETS                  December 31,      June 30,
                                                1997                1997
CURRENT ASSETS:

  Cash                                          $1,296           $10,846
  Investments and stocks                         8,525               162
  Other                                            367               367

    Total current assets                        10,188            11,375

PROPERTY AND EQUIPMENT: (Note 1)

  Undeveloped land mineral property
    (Note 3)                                   446,123           434,918
  Furniture and equipment                        7,705             7,705
  Strawboard equipment  (Note 4)                57,120            57,120

                                               510,948           499,743

  Less accumlated depreciation and
    amortization                                (6,116)           (5,674)

    Net property and equipment                 504,832           494,069

OTHER ASSETS                                    71,545            59,405

                                              $586,565          $564,849


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Bank Overdraft                                    $0                $0
  Accounts payable and accrued
    liabilities                                 89,755            85,050
  Advances from officers/directors/
    stockholders  (Note 5)                     251,308           242,080

    Total current liabilities                  341,063           327,130

NOTE PAYABLE            (Note 6)               200,000           200,000






STOCKHOLDERS' EQUITY  (Notes 7&8)

  Preferred stock, no par value;
    400,000 shares authorized;
    80,000 shares issued and
    outstanding as of December 31,
    1997 and June 30, 1997                      20,000            20,000
  Common stock, no par value;
    30,000,000 shares authorized;
    6,765,703 and 6,380,703
    shares issued and outstanding
    as of December 31, 1997 and
    June 30, 1997, respectively                844,542           844,542
  Accumulated deficit                         (819,040)         (826,823)

                                                45,502            37,719

                                              $586,565          $564,849

                      See notes to financial statements.

                          PIERCE INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS

                              FOR THE THREE MONTHS    YEAR TO DATE
                                ENDED DECEMBER 31,    DECEMBER 31,

                  (UNAUDITED)           (UNAUDITED)
                     1997        1996              1997        1996
REVENUE:

  Net Sales          $0          $0           $35,000    $100,000
    Cost of goods
      sold          350           -               350      70,121

    GROSS MARGIN   (350)          0            34,650      29,879

EXPENSES:

  Administrative 17,415       6,976            38,741      22,205
  Bad debt
   reserve        1,513      10,600            23,991      33,107
  Outside
   services      15,711      13,154            30,037      24,783
  Advertising and
    promotion     1,124           -             5,114        (300)

    Total
     expenses    35,763      30,730            97,883      79,795

NET OPERTING INCOME
(LOSS)          (36,113)    (30,730)          (63,233)   (49,916)

  Other income   18,000       6,000            36,000      12,000
  Recovery of
   bad debt           -          -             61,606         (92)
  Foreign exchange
   loss               -      (1,327)                -      (3,499)
  Loss on
   investment   (23,748)         -            (23,748)          -
  Other expenses (1,197)          -            (2,843)          -


NET INCOME (LOSS) BEFORE
MINORITY
  INTEREST      (43,059)    (26,057)            7,783     (41,507)

MINORITY INTEREST     -           -                 -           -

NET INCOME
  (LOSS)       ($43,059)   ($26,057)           $7,783    ($41,507)

NET INCOME (LOSS) PER
COMMON SHARE    ($0.006)    ($0.004)           $0.001     ($0.007)


WEIGHTED AVERAGE NUMBER OF
SHARES
OUTSTANDING   6,765,703   5,980,703         6,765,703   5,980,703

                      See notes to financial statements.

                                PIERCE INTERNATIONAL, INC.
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED)
                         AND THE YEARS ENDED JUNE 30, 1996 & 1997

                                                                    TOTAL
                     COMMON     PREFERRED          ACCUMULATED  STOCKHOLDERS'
                  STOCK SHARES   SHARES    AMOUNT   DEFICIT        EQUITY
BALANCES, JUNE
30, 1995           149,517,572            $844,542  ($713,631)   $130,911
  25 for 1
  Reverse split
  March 13, 1995  (143,536,869)        -         -          -           -

  Net loss for
  the year                   -         -         -     (6,778)     (6,778)

BALANCES, JUNE 30,
1996                 5,980,703         -   844,542   (720,409)    124,133
  Issuance of
  common stock in
  lieu of
  compensation         400,000         -         -          -           -

  Private placement
  of convertible
  preferred                  -    80,000    20,000          -      20,000

  Net loss for the
  year                       -         -         -   (106,414)   (106,414)

BALANCES, JUNE 30,
1997                 6,380,703    80,000   864,542   (826,823)     37,719
  Issuance of
  common stock in
  lieu of
  compensation         385,000         -         -          -           -

  Net income for the
  quarter Ended
  September 30, 1997         -         -         -     50,842      50,842

BALANCES, SEPTEMBER 30,
1997
  Net loss for the
  quarter Ended
  December 31, 1997          -         -         -    (43,059)    (43,059)

BALANCES, DECEMBER 31,
1997                 6,765,703    80,000  $864,542  ($819,040)     45,502

                            See notes to financial statements.

                                PIERCE INTERNATIONAL, INC.
                                  STATEMENT OF CASH FLOWS

                                    FOR THE SIX MONTHS ENDED
                                          DECEMBER 31,

                                          (UNAUDITED)
                                             1997     1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                      $7,783    ($41,507)    ($8,590)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Depreciation and amortization         442     442         440
  Changes in operating assets
    and liabilities:
    Decrease (Increase) in accounts
      receivable                             -      (6,093)     (2,552)
    Decrease (Increase) in related
      party receivable                       -           -        (785)
    (Increase) in other assets         (12,140)          -           -
    Increase in bank overdraft               -           -           -
    (Decrease) Increase in accounts
      payable and accrued expenses       4,705      17,835      (2,607)
    Increase (Decrease) in deferred
      revenue                                                    35,144
    Gain (Loss) on sale of investments       -           -        (337)

    Net cash used in operating
      activities                           790     (29,323)     20,713

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in property
    and equipment                      (11,205)          -           -
  (Increase) decrease in investments    (8,363)     15,585     (16,182)

  Net cash used in investing
    activities                         (19,568)     15,585     (16,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipts/payments on advances from
    officers/directors/stockholders      9,228       1,602      (3,968)

  Net cash provided by financing
    activities                           9,228       1,602      (3,968)

(DECREASE) INCREASE IN CASH             (9,550)    (12,136)        563

CASH, beginning of period               10,846      13,004         808


CASH, end of period                     $1,296        $868      $1,371

                          See notes to the financial statements.

                                   UNAUDITED
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

2.    UNAUDITED INFORMATION:

      The information furnished herein was taken from the books and record of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect properly the results of the interim periods presented. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's annual report and report on Form 10-K for the year ended June 30, 1997.

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

5.    RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS:

      Advances include $188,308 due Pierce  D. Parker, Officer and Director, or
      his  company,  Parker  Consulting  Services,   and   $63,000  is  accrued
      consulting fees due Pierce D. Parker.

6.    COMMITMENTS:

      As of December 31, 1997, PI had the following long term note payable:

      PCS Profit Sharing Plan $200,000

      PI is obligated to pay $200,000 to Parker Consulting Services Profit Sharing Plan, owned by Pierce D. Parker, for funds it pledged for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property.

7.    STOCKHOLDERS' EQUITY:

      As of December 31, 1997, PI had 6,765,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

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

      The Series I Convertible Preferred Stock holders are entitled to dividends when and as declared by the Company's Board of Directors from funds which are legally available. The Series I Preferred Stock is convertible, at any time into an identical number of shares of the Company's Common Stock. Holders of the Series I Convertible Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the Company's shareholders. Series I Convertible Preferred Stock does not have preemptive rights and it is not redeemable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1997.

INTRODUCTION

      The  Company  is  concentrating  on  its  two  major industries,  natural
resources and industrial development.   The Company is  making  a  concentrated
effort to sell strawboard equipment, and to presell strawboard.

LIQUIDITY

      Working capital at December 31, 1997 was a negative $330,875. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.

RESULTS OF OPERATIONS

      During the quarter ended December 31, 1997, the Company had net loss of $43,059. The Company had an operating loss of $36,113. The Company failed to generate income from operations and it continues to struggle to develop reoccurring revenue.

PART II - OTHER INFORMATION

ITEMS #1 THROUGH #6 (a) - No response required.

ITEM 6 (b) - No reports were filed on the Form 8-K during the quarter ended December 31, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PIERCE INTERNATIONAL, INC.

Dated:  March 6, 1997               BY:
                                          Pierce D. Parker,
                                          President (Chief Financial and
                                          Accounting Officer)