Form 10-Q
period 1998-03-31
PIERCE INTERNATIONAL INC
filed 1998-05-19
CIK 823387

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Quarter Ended           Commission file
ended MARCH 31, 1998.                       No. 33-17679-D

                          PIERCE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

COLORADO                       84-1067694
(State or other jurisdiction of                 (I.R.S. Employer ID.)
incorporation or organization)

              6746 S REVERE PKWY SUITE 130, ENGLEWOOD, CO  80112
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


      Class                         Outstanding at March 31, 1998

      Common Stock, no par value    6,765,703















                                     INDEX

PART I - FINANCIAL INFORMATION *

      ITEM 1. Unaudited Financial Statements

      Balance Sheets - March 31, 1998 (unaudited)
      and June 30, 1997                                                 3

      Statements of Operations - Three Months Ended
      March  31, 1998 and 1997 (Unaudited) and the
      Year to Date with Last Year Comparison                                  4

      Consolidated Statement of Changes in Stockholders' Equity -
      For The Nine Months Ended March 31, 1998 (Unaudited)                    5
      and  the Years Ended 1996 and 1997.

      Statement of Cash Flows - Nine Months Ended
      March 31, 1996, 1997, and 1998 (unaudited)                        6

      Notes to Financial Statements                                     7

      ITEM 2.  Management's Discussion and Analysis
10

PART II - OTHER INFORMATION

      ITEMS 1 THROUGH 6                                                 11

      Signature                                                         12





*The accompanying financial statements are not covered by an independent certified public accountants' report.

                                              PIERCE INTERNATIONAL, INC.
                                                  BALANCE SHEETS

                                                   UNAUDITED
                                 ASSETS            March 31,      June 30,
CURRENT ASSETS:                                     1998            1997
              Cash                                  $618          $10,846
              Investments
               and Stocks                          6,432              162
              Other                                  367              367

              Total current assets                 7,417           11,375
PROPERTY AND EQUIPMENT:          (Note 1)
              Undeveloped land
               mineral property  (Note 3)        446,123          434,918
              Furniture and equipment              7,705            7,705
              Strawboard equipment (Note 4)       57,120           57,120
                                                 510,948          499,743
              Less accumulated depreciation and
                amortization                     (6,336)           (5,674)
              Net property and equipment         504,611          494,069
OTHER ASSETS                                      81,014           59,405
                                                $593,043         $564,849
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
              Bank Overdraft                          $0               $0
              Accounts payable and accrued
                liabilities                       89,673           85,050
              Advances from officers/directors/
                stockholders  (Note 5)           259,863          242,080
         Total current liabilities               349,537          327,130
NOTE PAYABLE                  (Note 6)           200,000          200,000
STOCKHOLDERS' EQUITY (Notes 7 & 8)
              Preferred stock, no par value;
                400,000 shares authorized;
                80,000 shares issued and
                outstanding as of December 31,
                1997 and June 30, 1997            20,000           20,000
              Common stock, no par value;
                30,000,000 shares authorized;
                6,765,703 and 6,380,703
                shares issued and outstanding
                as of December 31, 1997 and
                June 30, 1997, respectively       844,542         844,542
              Accumulated deficit                (821,035)       (826,823)
                                                   43,507          37,719
                                                 $593,043        $564,849
                                          See notes to financial statements.

                       PIERCE INTERNATIONAL, INC.
                          STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED    YEAR TO DATE (NINE MONTHS)
                                   MARCH 31,                MARCH 31,
                                   (UNAUDITED)            (UNAUDITED)
                               1998          1997        1998           1997
REVENUE:
    Net Sales                $5,500            $0     $40,500       $100,000
         Cost of goods sold     750             -       1,100         70,121
          GROSS MARGIN        4,750             0      39,400         29,879
EXPENSES:
   Administrative            13,886         8,946      52,627         31,151
   Bad debt reserve               0        25,087      23,991         58,194
   Outside services           7,234        17,210      37,271         41,993
   Advertising and promotion     (0)            -       5,114          (300)
         Total expenses      21,120        51,243     119,003        131,038
NET OPERATING INCOME(LOSS)  (16,370)      (51,243)    (79,603)      (101,159)
   Other income              18,000         6,000      54,000         18,000
   Recovery of bad debt           -             -      61,606            (92)
   Foreign exchange loss          -             -           -         (3,499)
   Loss on investment        (2,093)            -     (25,841)             -
   Other expenses            (1,532)            -      (4,374)             -
NET INCOME(LOSS) BEFORE
   MINORITY                  (1,995)      (45,243)      5,788        (86,750)
MINORITY INTEREST                 -             -           -              -
NET INCOME (LOSS)           ($1,995)     ($45,243)     $5,788       ($86,750)
NET INCOME(LOSS) PER COMMON
   SHARE                    ($0.000)      ($0.007)     $0.001        ($0.014)
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING     6,765,703     6,380,703   6,765,703      6,380,703

                           See notes to financial statements.

                        PIERCE INTERNATIONAL, INC.
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE NINE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)
                AND THE YEARS ENDED JUNE 30, 1996 & 1997

                                                                     TOTAL
                  COMMON STOCK  PREFERRED   AMOUNT  ACCUMULATED    STOCKHOLDERS'
                  SHARES        SHARES              DEFECIT           EQUITY
BALANCES,
JUNE 30, 1995     149,517,572    -        $844,542   ($713,631)      $130,911
25 for 1 Reverse'
split
 March 13, 1996  (143,536,869)   -               -           -              -
 Net loss
 for the year               -    -               -      (6,778)        (6,778)
BALANCES,
 JUNE 30, 1996      5,980,703    -         844,542    (720,409)        124,133
 Issuance of
  common stock
  in lieu of
  compensation        400,000    -               -           -              -

  Private placement
  of convertible
  preferred                -    80,000       20,000           -         20,000
  Net loss for
   the year                -     -               -    (106,414)       (106,414)
BALANCES, '
 JUNE 30, 1997      6,380,703   80,000      864,542   (826,823)         37,719
 Issuance of
  common stock
  in lieu of
  compensation        385,000    -               -            -              -
  Net income for
  the quarter
  Ended September
  30, 1997                 -     -               -        50,842        50,842
BALANCES,
SEPTEMBER 30, 1997  6,765,703   80,000      864,542     (775,981)       88,561
  Net loss for
  the quarter
  Ended December
   31, 1997                -     -               -       (43,059)      (43,059)
BALANCES, DECEMBER
 31, 1997           6,765,703   80,000      864,542     (819,040)       45,502
 Net loss for the
  quarter ended
  March 31, 1998           -     -               -        (1,995)      (1,995)
BALANCES,
 MARCH 31, 1998     6,765,703   80,000     $864,542    ($821,035)      $43,507
                                          See notes to financial statements.

                            PIERCE INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED MARCH 31,
                                            (UNAUDITED)
                                             1998          1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                       $5,788      ($86,750)    ($28,563)
    Adjustments to reconcile net loss to
       cash used in operating activities:
               Depreciation and amortization   662           66           662
    Changes in operating assets
    and liabilities:
    Decrease (Increase) in
      accounts receivable                       -        (8,967)        1,098
    Decrease (Increase) in
      related party receivable                  -             -       (13,142)
    (Increase) in other assets             (21,609)           -             -
    Increase in bank overdraft                  -             -       (12,682)
    (Decrease) Increase in accounts
      payable and accrued
       expenses                              4,623       48,575        26,143
    Increase (Decrease) in deferred revenue                            35,144
    Gain(Loss) on sale of investments           -             -        (3,273)
                Net cash used in operating
                  activities               (10,536)     (46,480)        5,387
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase)decrease in property and
      equipment                            (11,205)           -            -
    (Increase) decrease in investments      (6,270)      15,585        (1,125)
                  Net cash used in investing
                    activities             (17,475)      15,585        (1,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Receipts/payments on advances from officers/
      directors/stockholders                17,783        9,752         (3,882)
    Proceeds from private placement offering             15,000
                 Net cash provided by
                 financing activities       17,783       24,752        (3,882)
(DECREASE) INCREASE IN CASH                (10,228)      (6,143)          380
CASH, beginning of period                   10,846       13,004           808
CASH, end of period                           $618       $6,861        $1,188
                                    See notes to the financial statements.

                       PIERCE INTERNATIONAL, INC.
                                   UNAUDITED
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998

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

                       PIERCE INTERNATIONAL, INC.
                                   UNAUDITED
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998


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

                        4.STRAWBOARD INVESTMENT:

      The Company purchased strawboard equipment for $57,120. This equipment is seen as an investment and the Company intends to resell the equipment.

5.    RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS:

Advances include $196,863 due Pierce D. Parker, Officer and Director, or
    his company, Parker Consulting Services, and $63,000 is accrued consulting fees due Pierce D. Parker.

                             6.COMMITMENTS:

   As of March 31, 1998, PI had the following long term note payable:

                    PCS Profit Sharing Plan$200,000

  PI is obligated to pay $200,000 to Parker Consulting Services Profit Sharing Plan, owned by Pierce D. Parker, for funds it pledged for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property.

                        7.STOCKHOLDERS' EQUITY:

    As of March 31, 1998, PI had 6,765,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

 Of the total shares outstanding, 160,000 shares were issued as part of
  PI's initial public offering and are free trading stock. All other shares have been held a minimum of 1 year and could be sold under Rule
                                  144.

                       PIERCE INTERNATIONAL, INC.
                                   UNAUDITED
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998

7.    STOCKHOLDERS' EQUITY:(CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998.

INTRODUCTION

      The Company is concentrating on its two major industries, natural resources and industrial development. The Company is making a concentrated effort to sell strawboard equipment, and to presell strawboard.

LIQUIDITY

      Working capital at March 31, 1998 was a negative $342,120. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.


RESULTS OF OPERATIONS

      During the quarter ended March 31, 1998, the Company had net loss of $1,995. The Company had an operating loss of $16,370. The Company failed to generate income from operations and it continues to struggle to develop reoccurring revenue.

PART II - OTHER INFORMATION

ITEMS #1 THROUGH #6 (a) - No response required.

ITEM 6 (b) - No reports were filed on the Form 8-K during the quarter ended March 31, 1998.

                               SIGNATURES


      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PIERCE INTERNATIONAL, INC.

Dated:  May 15, 1998                BY:  /s/ Pierce D. Parker

                                          Pierce D. Parker,
                                          President (Chief Financial and
                                          Accounting Officer)