Form 10-K
period 1998-06-30
PIERCE INTERNATIONAL INC
filed 1998-12-02
CIK 823387

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year                                            Commission file
ended June 30, 1998.                                            No. 33-17679-D
      --------------                                                -----------

                           PIERCE INTERNATIONAL, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                          84-1067694
 ------------------------------                          --------------------
(State or other jurisdiction of                         (I.R.S. Employer ID.)
incorporation or organization)

            6746 South Revere Parkway, Suite 130, Englewood, CO 80112
            ---------------------------------------------------------
               (address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code  (303)-792-0719
                                                    --------------

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

     As of June 30, 1998, 7,225,703 shares were outstanding and the aggregate market value of stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price was $0.

     Documents incorporated by reference: NONE.

     This Form 10-K consists of 28 pages.

     Exhibits are indexed on page 12.

                                     PART I
Item 1. Business.
-----------------

History and Organization
------------------------

     Pierce International, Inc. (The "Company") was organized under the laws of the State of Colorado on July 22, 1987, for the purpose of creating a corporate vehicle to acquire business opportunities.

     In February, 1988 the Company completed a public offering of 40,000,000 shares of its no par value common stock at an offering price of $.01 per share. The net proceeds to the Company from the initial offering were approximately $332,900.

     Currently, the Company is concentrating its business efforts in two areas:

                           1.       Natural Resources
                           2.       Industrial Development

Natural Resources
-----------------

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

Industrial Development
----------------------

     Easiwall (Strawboard)
     ---------------------

     On May 23, 1994, the Company agreed to purchase a used strawboard factory for $50,000. A payment of $10,000 was paid at execution, and the balance of $40,000 was paid in a series of payments, with the final payment being made September 30, 1994. This equipment was part of an operation in Yuba City, California. The Company has an agreement with Stramit Industries Ltd. of Yaxley, England, who will refurbish the equipment and supervise the proper installation of the equipment at a site yet to be determined. The equipment has an estimated market value of $1,300,000.

     The machine produces a product known internationally as "strawboard". The Company's trade marked names for its products are "Easiboard" and "Easiwall". The product has a history of more than 40 years use by the building industry. A number of the plants are currently operating worldwide. However, there is no such operating manufacturing plant in the United States. The technology includes the use of wheatstraw in a compressed state to produce building panels.

     The Company is engaged in marketing factories, technical expertise, and exclusive sales of the product. Although no deals have yet been completed, the Company has had serious negotiations with several rural communities who are interested in financing a factory in their area.

Easiboard is a solid, versatile domestic partitioning system ideally suited to the needs of today's contractor. The system is simple to install and replaces the use of timber and studwork in residential and commercial applications. It offers cost benefits and provides excellent sound and thermal insulation properties in all types of dwellings. It is also a fire retardant. According to building contractors and building specialty products professionals, Easiboard may very well replace drywall, wood studs and in some instances, plywood. More importantly, Easiboard's primary component is straw, an ever-renewing, largely wasted agricultural by-product.

     The Company is also entering into a relationship with Stramit Industries Ltd. to introduce even more technological applications for Easiboard and to provide for technological changes in the equipment. Details regarding this agreement will be forthcoming.

Employees
---------

     The Company and its subsidiaries do not currently have any employees. All services are provided by various individuals on a consulting basis.

Competition
-----------

     The Company and its subsidiaries compete against many significantly larger enterprises with respect to their business activities. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and its subsidiaries, and, consequently, the Company and its subsidiaries are at a competitive disadvantage.

Item 2. Properties.
-------------------

     The Company leases its office space which consists of approximately 600 square feet from a non-affiliated party. The office is located at 6746 South Revere Parkway, Suite 130, Englewood, Colorado, USA. The lease is for two years beginning June, 1998. Current rent is $832.50 per month.

Item 3. Legal Proceedings.
--------------------------

     The Company is not engaged in any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matter was submitted during the forth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

     (a) Principal Market or Markets. The Company's stock is traded on the OTC bulletin board under the symbol PRCI. Trading resumed September 18, 1997. High and low bid prices for the last three quarters are as follows:

                                                         BID
           Quarter Ended:                        High            Low
           -------------                         ----            ---
          December 30, 1997                     $0.03           $0.01
          March 31, 1998                        $0.12           $0.08
          June 30, 1998                         $0.22           $0.12

     (b) Approximate Number of Holders of Common Stock. The number of beneficial holders of the Company's no par value common stock at June 30, 1998 was approximately 317.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

Item 6. Selected Financial Data.
--------------------------------

     The following table sets forth certain selected financial data with respect to the Company.

     Balance Sheet Data: At June 30,
     -------------------------------

                                 1998          1997          1996          1995           1994
                                 ----          ----          ----          ----           ----

    Total Assets                506,504       564,849       570,562       584,041       599,737
    Long Term Debt              200,000       200,000       200,000       200,000       200,000
    Working Capital            (337,684)     (315,755)     (217,311)     (220,578)     (171,729)
    Total Liabilities           550,128       527,130       446,429       453,130       594,441
    Stockholder's Equity        (43,624)       37,719       124,133       130,911      (298,017)
    Deferred Revenue                  0             0             0             0        66,187

     Statement of Operations Data: For the year ended June 30,
     ---------------------------------------------------------

                                1998           1997          1996           1995         1994
                                ----           ----          ----           ----         ----

    Revenues                   134,865        135,410       245,947       210,357      271,366
    Net Earnings (Loss)       (101,283)      (106,414)       (6,778)       52,465      167,322
    Net Earnings (Loss)
      Per Common Share          (0.015)        (0.017)       (0.001)        0.009        0.012



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of the Year Ended June 30, 1998.

Introduction
------------

     The Company is concentrating on its two major industries, natural resources and industrial development. The Company is making a concentrated effort to sell strawboard equipment, and to presell strawboard.

Liquidity
---------

     At June 30, 1998, the Company has cash of $286. For the year ended June 30, 1998, the Company used cash of $10,560, resulting from a use of cash in operating activities of $33,096 offset by advances from officers of $22,532.

     The Company's future liquidity needs are dependent upon the Company's ability to generate positive cash flow from operations, to borrow funds or to complete additional equity offerings or a combination of the above. There can be no assurance that financing will be available to the Company or that the Company will otherwise find sources to meet its cashflow requirements.

Results of Operations
---------------------

     For the years ended June 30, 1998 and 1997, the Company sustained net losses of $101,283 and $106,414 , respectively. The Company's revenues related to the sale of strawboard equipment were $43,211 for the year ended June 30, 1998 and $115,000 for the year ended June 30, 1997. Management is confident that future marketing will have a positive impact on revenues.

Year 2000
---------

     At its current level of operations, the Company is not dependent upon computer programs as the Company employs outside vendors to process its accounting information. The Company will take the necessary steps to engage an outside vendor whose computer programs are year 2000 compliant. The Company expects that costs to comply will be born substantially by the outside vendors and that its costs will not be significant, if any.


Item 8. Financial Statements and Supplemental Data.
---------------------------------------------------

     The Financial statements and schedules are set forth on pages F-1 through F-13 hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

     On August 26, 1997, the Company dismissed its independent accountant, Doran Peck, C.P.A. P.C., and engaged independent accountant, Spicer, Jeffries & Co. The former accountant issued a report that was modified as to uncertainty (Going Concern). The decision to change independent accountants was approved by the board of directors. There was not any disagreement with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

                                    PART III

Item 10. Directors and Executive Officer of the Registrant.
-----------------------------------------------------------

     The Directors and Officers of the Company are as follows:

             Name              Age             Position
             ----              ---             --------

         Pierce D. Parker       71      Director, Chairman of the Board, and
                                         President

         Nancy A. Cooper        39      Director, Vice President and Secretary

         Mark S. Cooper         39      Director

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

Pierce D. Parker
----------------

     Dr. Parker has served as the President, Treasurer and as a Director of the Company since its inception on August 10, 1987. Dr. Parker became Vice-President and Chairman of the Board on August 15, 1988. He continues as Chairman of the Board and has been President of the Company since April 1, 1990. In addition, he has served as President and Director of Pierce International Discovery, Inc. since its inception April, 1989. From October, 1988 until March, 1992, Dr. Parker was President, Treasurer and a Director of Pierce International Gold, Inc., a publicly-held company which was a majority-owned subsidiary of Pierce International, Inc., and held certain gold and silver mineral rights. Since his retirement in May, 1986 as President of AMAX Exploration, Inc. and Chief
Geologist  of AMAX,  Inc.,  Dr.  Parker  has  been  consulting  for the  natural
resources  industry  under  the  name  Parker  Consulting  Services,   Inc.  His
consulting clients include AMAX, Inc. and several small mining groups. Dr. Parker was employed by AMAX, Inc. for over 26 years prior to his retirement. His first 13 years with AMAX, Inc. included positions as Geologist, Project Manager, Regional Manager, and Manager of Technical and Coordinating Services. From 1972 until 1978, he served as Chief Geologist, AMAX Exploration, Inc. From 1978 until 1982, he served as Senior Vice President, AMAX Exploration, Inc. and Chief Geologist, AMAX, Inc. From 1982 until May, 1986, he served as President of AMAX Exploration, Inc. and Chief Geologist of AMAX, Inc. As President of AMAX Exploration, Inc., he was in charge of evaluations and recommendations for major mining projects, and was responsible for monitoring and approving ore reserves throughout the world. Dr. Parker received a Bachelor of Science Degree with Honors in Geological Engineering and Mining Engineering in 1951 from Montana College of Mineral Science and Technology, Butte, Montana. He received his Masters of Science Degree (Magna Cum Laude) in Geology from the University of Wisconsin in 1956 and his PH.D. (Magna Cum Laude) in Geology from that same university in 1960. Dr. Parker has authored several technical publications and given numerous talks and seminars in the natural resources and minerals economics area.

Mark S. Cooper
--------------

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

Nancy A. Cooper
---------------

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


Item 11. Executive Compensation
-------------------------------

Remuneration
------------

     None of the Company's Officers and Directors currently receives a salary from the Company or its subsidiaries. They may receive fees for consulting work; however, none have received fees in excess of $60,000 per year.

     Although Directors do not receive compensation for their services as Directors, they may be reimbursed for expenses incurred in attending Board meetings.

Incentive Stock Option Plan
---------------------------

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

     The following table sets forth, as of June 30, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all Directors and Officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown.

                                                                Percent of Class
Name and Address                    Amount of                       Currently
of Beneficial Owner              Beneficial Ownership              Outstanding
-------------------              --------------------           ----------------


Pierce D. Parker                    2,146,400 (1)                    29.70%
13041 N. Travois Trail
Parker, Co 80134

Nancy A. Cooper                       397,550 (2)                     5.50%
19754 E. Euclid Dr.
Aurora, CO  80016

Mark S. Cooper                        195,550 (3)                     2.71%
19754 E. Euclid Dr.
Aurora, CO 80016

Progressive Media Group               400,000                         5.53%
6746 S. Revere Parkway, #130
Englewood, CO  80012

All Directors and Officers as
a Group (3 Persons)                  2,739,500 (1)(2)(3)             37.91%

1)   Includes  1,520,000 shares owned directly by Dr. Parker, and 626,400 shares
     owned  by  Parker   Consulting   Services   (Dr.   Parker  is  the  primary
     shareholder).

2) Includes 57,550 shares owned directly by Nancy A. Cooper and 340,000 owned by Nancy Cooper As Custodian for Michael Parker Cooper.

3) Includes 15,550 shares owned by Cooper International Consulting (Mr. Cooper is the primary shareholder).

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     The Company continues to owe Pierce D. Parker/Parker Consulting Services, an officer and director, $264,612 from advances made over a period of time. In addition, the Company owes $200,000 to Parker Consulting Services Profit Sharing Plan for amounts directly related to the Como property. See the business description under the heading, "Natural Resources".

Item 14. Exhibits, Financial Statement Schedules, and Reports, on Form 8-K.
---------------------------------------------------------------------------

(a)1. The financial statements filed as a part of this 10-K are as follows:
---------------------------------------------------------------------------

                                                                         Page

Independent Auditor's Report                                           F-1, F-2

Balance Sheets, June 30, 1998 and 1997.                                   F-3

Statements of Operations, for the years ended June 30, 1998,
1997, and 1996.                                                           F-4

Statements of Changes in Stockholders' Equity (Deficit), for the
years ended June 30, 1998, 1997, and 1996.                                F-5

Statements of Cash Flows, for the years ended June 30, 1998,
1997 and 1996.                                                       F-6 to F-7

Notes to Financial Statements                                        F-8 to F-11

(a)2.  Financial Statement Schedules:

Independent Auditor's Report on Additional Information                    F-12
Schedule V - Property and Equipment                                       F-13
Schedule VI - Accumulated Depreciation on Property and Equipment          F-14

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

(a)3.  The exhibits required by Item 601 of Regulation S-K are as follows:

                  Description                                 Location
                  -----------                                 --------

     (3) Articles of Incorporation and Bylaws--incorporated by reference from Form S-18 effective with the Commission on January 20, 1988 (SEC File No. 33-17679-D).

     (11) Statement Re: computation of per share earnings

     (16) Letter regarding change in certifying accountants

Supplemental Information to be Furnished With Reports filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.
--------------------------------------------------------------------------------

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

                                                   Pierce International, Inc.

Dated:  November 20, 1998                          BY: /s/  Pierce D. Parker
                                                       -------------------------
                                                     Pierce D. Parker, President

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                              Capacity
         ---------                              --------


/s/  Pierce D. Parker
----------------------------        Chairman of the Board, President and
Pierce D. Parker                    Director (Chief Executive Officer, and
                                    Principal Financial and Accounting Officer)
November 20, 1998
------------------
Date

/s/  Nancy A. Cooper
----------------------------        Vice President, Secretary and Director
Nancy A. Cooper

November 20, 1998
------------------
Date

/s/  Mark S. Cooper
----------------------------        Vice President and Director
Mark S. Cooper

November 20, 1998
------------------
Date

                           PIERCE INTERNATIONAL, INC.

                                    CONTENTS
                                    --------



                                                                      Page

Independent Auditors' Reports                                       F-1 - F-2

Balance Sheets, June 30, 1998 and 1997                                 F-3

Statements of Operations - Years ende
         June 30, 1998, 1997 and 1996                                  F-4

Statements of Changes in Stockholders' Equity (Deficit) -
         Years ended June 30, 1998, 1997 and 1996                      F-5

Statements of Cash Flows - Years ended June 30, 1998,
         1997 and 1996                                               F-6 - F-7

Notes to Financial Statements                                        F-8 - F-11

Independent Auditors' Report on Supplemental Information               F-12

Schedule V - Property and Equipment                                    F-13

Schedule VI - Accumulated Depreciation and
         Amortization of Property and Equipment                        F-14




All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and Directors
Pierce International, Inc.


We have audited the balance sheets of Pierce International, Inc. as of June 30, 1998 and 1997, and the statements of operations, changes in stockholders' equity (deficit) and cash flows of Pierce International, Inc. for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on the test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pierce International, Inc. as of June 30, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                                                         SPICER, JEFFRIES & CO.




Denver, Colorado
September 25, 1998

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Stockholders and Directors
Pierce International, Inc.

We have audited the statement of operations, changes in stockholders' equity and cash flows of Pierce International, Inc. for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Pierce International, Inc. for the year ended June 30, 1996 in conformity with generally accepted accounting principles.

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

                                                  DORAN PECK, C.P.A., P.C.




Denver, Colorado
October 12, 1996

                           PIERCE INTERNATIONAL, INC.

                                 BALANCE SHEETS
                                                                June 30,
                                                          --------------------
                                     ASSETS                  1998       1997
CURRENT ASSETS:                      ------               --------    --------
   Cash                                                   $    286    $ 10 846
   Investments                                                 158         162
   Other                                                    12 000         367
                                                          --------    --------

         Total current assets                               12 444      11,375
                                                          --------    --------
PROPERTY AND EQUIPMENT (Note 1):
   Undeveloped mineral property (Note 2)                   434 918     434 918
   Furniture and equipment                                   7 705       7 705
   Strawboard equipment (Note 3)                            57 120      57 120
                                                          --------    --------
                                                           499 743     499 743
     Less accumulated depreciation and amortization         (6 557)     (5 674)
                                                          --------    --------

         Net property and equipment                        493 186     494 069
                                                          --------    --------

OTHER ASSETS                                                   874      59 405
                                                          --------    --------

                                                          $506 504    $564 849
                                                          ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                       $ 85 516    $ 85 050
   Advances and accrued expenses from
      officers/directors/stockholders (Note 4)             264 612     242 080
                                                          --------    --------

         Total current liabilities                         350 128     327 130
                                                          --------    --------

NOTE PAYABLE (Note 6)                                      200 000     200 000
                                                          --------    --------

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 7 and 8):
   Preferred stock, no par value; 400,000
      shares authorized; 80,000 shares
      issued and outstanding                                20 000      20 000
   Common stock, no par value; 30,000,000
      shares authorized; 7,225,703 and
      6,380,703 shares issued and outstanding
      as of June 30, 1998 and June 30, 1997,
      respectively                                         864 482     844 542
   Accumulated deficit                                    (928 106)   (826 823)
                                                          --------    --------

          Total stockholders' equity (deficit)             (43 624)     37 719
                                                          --------    --------

                                                          $506 504    $564 849
                                                          ========    ========


The accompanying notes are an integral part of these statements.
                                                                             F-3

                           PIERCE INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                   Year ended June 30,
                                             1998         1997           1996
                                          ----------    ----------    ---------
REVENUE:
   Sales                                  $   43 211    $  115 000    $ 205 144
   Cost of goods sold                          3 332        70 121       64 685
                                          ----------    ----------    ---------

GROSS MARGIN                                  39 879        44 879      140 459
                                          ----------    ----------    ---------

EXPENSES:
   Administrative                             43 776        22 859       58 654
   Bad debt reserve                             --          81 702      162 200
   Outside services                             --          12 050       36 300
   Advertising and promotion                   5 326           300        4 310
   Professional fees                         126 368        39 106         --
   Occupancy and equipment costs              13 261        11 208         --
   Lease rental                               11 205          --           --
                                          ----------    ----------    ---------

      Total expenses                         199 936       167 225      261 464
                                          ----------    ----------    ---------

NET OPERATING LOSS                          (160 057)     (122 346)    (121 005)

   Other income (Note 4)                      91 411        20 410       40 803
   Foreign exchange gain (loss)                  243          --           (184)
   Loss on investment                           --            --       (381 695
   Gain on asset claim (Note 2)                 --            --        434 918
   Gain on disposition of assets                --            --         20 385
   Other expenses                            (32 880)       (4 478)        --
                                          ----------    ----------    ---------

NET (LOSS)                                $ (101 283)   $ (106 414)   $  (6 778)
                                          ==========    ==========    =========

NET (LOSS) PER COMMON SHARE               $    (.015)   $   (0.017)   $  (0.001)
                                          ==========    ==========    =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                         6 861 120     6 319 165    5 980 703
                                          ==========    ==========    =========




The accompanying notes are an integral part of these statements.
                                                                             F-4




                                            PIERCE INTERNATIONAL, INC.
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                             Preferred Stock                   Common Stock
                                             ---------------                   ------------                 Accumulated
                                         Shares         Amount             Shares           Amount             Deficit
                                         ------         ------             ------           ------             -------

BALANCES, JUNE 30, 1995                      --          $  --           149 517 572        $844 542         $(713 631)

  25 for 1 Reverse split
    March 13, 1996                           --             --          (143 536 869)           --                --

  Net loss                                   --             --                  --              --              (6 778)
                                           ------        -------        ------------        --------        ----------


BALANCES, JUNE 30, 1996                      --             --             5 980 703         844 542          (720 409)

  Issuance of 80,000 shares of
   preferred stock                         80 000         20 000                --              --                --


  Issuance of 400,000 shares of
   common stock in lieu of services          --             --               400 000            --                --

  Net loss                                   --             --                   --             --            (106 414)
                                           ------        -------        ------------        --------        ----------

BALANCES, JUNE 30, 1997                    80 000         20 000           6 380 703         844 542          (826 823)

  Issuance of 845,000 shares of
   common stock in lieu of services          --             --               845 000          19 940              --

  Net loss                                   --             --                   --              --           (101 283)
                                           ------        -------        ------------        --------        ----------

BALANCES, JUNE 30, 1998                    80 000        $20 000           7 225 703        $864 482        $ (928 106)
                                           ======        =======        ============        ========        ==========


The accompanying notes are an integral part of these statements.


                                                                                                                    F-5




                                          PIERCE INTERNATIONAL, INC.
                                          STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEAR ENDED JUNE 30,
                                                           1998                   1997                1996
                                                        ---------              ---------            --------
CASH FLOWS FROM
   OPERATING ACTIVITIES:
 Net loss                                               $(101 283)             $(106 414)            $(6 778)
 Adjustments to reconcile net loss
   to cash used in operating activities:
   Depreciation and amortization                              883                    883                 883
   Issuance of common stock in lieu of services             7 940                   --                  --
 Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable
    and other assets                                       58 898                (12 913)            (20 199)
   Decrease (increase) in related party
    receivable                                               --                     --               110 002
   (Decrease) increase in accounts payable
    and accrued expenses                                      466                 69 270              10 242
   Gain on sale of investments                               --                     --              (455 303)
                                                        ---------             ----------            --------

   Net cash used in operating activities                  (33 096)               (49,174)           (361 153)
                                                        ---------             ----------            --------
CASH FLOWS FROM
  INVESTING ACTIVITIES:
 Increase in investments                                        4                 15 585             391 417
 Investment in Strawboard                                    --                    --                 (1 125)
                                                        ---------             ----------            --------

   Net cash provided by investing
     activities                                                 4                 15 585             390 292
                                                        ---------             ----------            --------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
 Advances (payments) from (to)
   officers/directors/stockholders                         22 532                 11 431             (16 943)
 Issuance of preferred stock                                 --                   20 000                --
                                                        ---------             ----------            --------

   Net cash provided by (used in)
     financing activities                                  22 532                 31 431             (16 943)
                                                        ---------             ----------            --------

NET (DECREASE) INCREASE
  IN CASH                                                 (10 560)                (2 158)             12 196

CASH, at beginning of year                                 10 846                 13 004                 808
                                                        ---------             ----------            --------

CASH, at end of year                                    $     286             $   10 846            $ 13 004
                                                        =========             ==========            ========

                                                                                                         F-6

                           PIERCE INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Concluded)


                                            FOR THE YEAR ENDED JUNE 30,
                                          1998          1997        1996
                                        -------       -------     -------
SUPPLEMENTAL DISCLOSURE
  OF CASH-FLOW INFORMATION:
   Cash paid for interest               $ 5 142       $   --      $  --
                                        =======       =======     =======
SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
   Issuance of common stock for
   future services                      $12 000       $   --      $  --
                                        =======       =======     =======




The accompanying notes are an integral part of these statements.

                           PIERCE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


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

The Company states property and equipment at cost. Depreciation is being provided by the straight-line method over estimated useful lives of three to five years. All costs related to the acquisition (including associated legal and other costs) of the mineral properties have been capitalized. These costs will be amortized by the units-of-production method of accounting based upon estimated recoverable reserves.

The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in its financial statements for the year ended June 30, 1997. The adoption of SFAS 121 had no material effect on the Company's financial statements. The Company reviews its long-lived assets for impairment to determine if the carrying amount of the asset is recoverable.

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

                           PIERCE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (continued)


NOTE 3 -  STRAWBOARD EQUIPMENT

The Company purchased strawboard equipment for $57,120. This equipment is seen as an investment and the Company intends to resell the equipment.


NOTE 4 -  RELATED PARTY TRANSACTIONS

As of June 30, 1998, advances include $201,612 due Pierce D. Parker, officer and director, or his company Parker Consulting Services, and $63,000 is accrued consulting fees due Pierce D. Parker. For the year ended June 30, 1998, other income includes $72,000 in management fees from Pierce International Discovery, Inc.


NOTE 5 - COMMITMENTS

The Company leases office space from an unrelated party under a noncancellable operating lease expiring in 2001.

At June 30, 1998, aggregate minimum future rental commitments under the Company's leases with initial or remaining terms in excess of one year are as follows:

                          June 30,                      Amount
                          --------                      ------
                            1999                       $10 073
                            2000                        10 573
                            2001                         9 158
                                                       -------
                               Total                   $29 804
                                                       =======

Total rent expense for the years ended June 30, 1998 and 1997 was approximately $9,900 and $10,089 respectively.


NOTE 6 -  NOTE PAYABLE

As of June 30, 1998, PI had the following long term note payable:

          PCS Profit Sharing Plan    $200,000

PI is obligated to pay $200,000 to Parker Consulting Services Profit Sharing Plan, owned by Pierce D. Parker, for funds it advanced for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property.

                           PIERCE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (continued)


NOTE 7 -  STOCKHOLDERS' EQUITY (DEFICIT)

As of June 30, 1998, PI had 7,225,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

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

The Series I Convertible Preferred stockholders are entitled to dividends when and as declared by the Company's Board of Directors from funds which are legally available. The Series I Preferred Stock is convertible at any time into an identical number shares of the Company's Common Stock. Holders of the Series I Convertible Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the Company's stockholders. Series I Convertible preferred stock does not have preemptive rights and it is not redeemable.


NOTE 8 -  INCENTIVE STOCK OPTION PLAN

On August 10, 1987, the Company adopted an Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended (the "code"). Pursuant to the Plan, options to purchase up to 400,000 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's Common Stock).

As of the date of this report, no options have been granted under this Plan.

                           PIERCE INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (concluded)


NOTE 9 -  INCOME TAXES

At June 30, 1998, the Company has available to reduce future taxable income, a net operating loss carryforward of approximately $760,000 which expires in the years 2003 through 2013.

This net operating loss carryforward may result in future income tax benefits; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1998 and 1997 are as follows:

                                                   1998             1997
                                                -----------      ----------
   Deferred tax liabilities                     $     -          $      -
                                                ===========      ==========
   Deferred tax assets
     Net operating loss carry forwards              283 500         247 500
     Valuation allowance for
       deferred tax assets                         (283 500)       (247 500)
                                                -----------      ----------
                                                $     -          $      -
                                                ===========      ==========

NOTE 10 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                          INDEPENDENT AUDITORS' REPORT
                           ON SUPPLEMENTAL INFORMATION





To the Stockholders and Directors
Pierce International, Inc.

Our report on our audit of the basic financial statements of Pierce International, Inc. for the years ended June 30, 1998 and 1997 appears on Page F-1. The audit was made for the purpose of forming an opinion on the basic financial statements, taken as a whole. The accompanying supplementary schedules are presented for purposes of additional analysis and are not a required part of the basic financial statements taken as a whole.

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


                                                    SPICER, JEFFRIES & CO.




Denver, Colorado
September 25, 1998


                                                                                                                         SCHEDULE V


                                       PIERCE INTERNATIONAL, INC.
                                        PROPERTY AND EQUIPMENT
                                        ----------------------


                                     Beginning           Additions                           Other changes add
      Classification                  balances            at cost          Retirements       (deduct)-describe       Ending balances
      --------------                  --------            -------          ----------        -----------------       ---------------
Year Ended June 30, 1998

  Mineral properties                 $  434 918          $    --           $    --               $    --               $  434 918
  Furniture and equipment                 7 705               --                --                    --                    7 705
  Strawboard equipment                   57 120               --                --                    --                   57 120
  Leased equipment                          --           $    --           $    --               $    --               $     --
                                     ----------          ---------         ---------             ---------             ----------

                                     $  499 743          $    --           $    --               $    --               $  499 743
                                     ==========          =========         =========             =========             ==========

Year ended June 30, 1997

  Mineral properties                 $  434 918          $    --           $    --               $    --               $  434 918
  Furniture and equipment                 7 705               --                --                    --                    7 705
  Strawboard equipment                   57 120               --                --                    --                   57 120
  Leased equipment                          --                --                --                    --                     --
                                     ----------          ---------         ---------             ---------             ----------

                                     $  499,743          $    --           $    --               $    --               $  499 743
                                     ==========          =========         =========             =========             ==========

                                                                                                                                F-13






                                                                                                                         SCHEDULE VI


                                                PIERCE INTERNATIONAL, INC.
                                        ACCUMULATED DEPRECIATION AND AMORTIZATION
                                                 OF PROPERTY AND EQUIPMENT
                                                 -------------------------


                                  Beginning           Additions                           Other changes add
      Classification               balances            at cost          Retirements        (deduct)-describe       Ending balances
      --------------               --------            -------          -----------        -----------------       ---------------

Year ended June 30, 1998

  Mineral properties              $    --             $    --           $    --                $    --                $    --
  Furniture and equipment            5 674                 883               --                     --                   6 557
  Leased equipment                     --                  --                --                     --                     --
                                  --------            --------          --------               --------               --------

                                  $  5 674            $    883          $    --                $    --                $  6 557
                                  ========            ========          ========               ========               ========

Year Ended June 30, 1997

  Mineral properties              $    --             $    --           $    --                $    --                $    --
  Furniture and equipment            4 791                 883               --                     --                   5 674
  Leased equipment                     --                  --                --                     --                     --
                                  --------            --------          --------               --------               --------

                                  $  4 791            $    883          $    --                $    --                $  5 674
                                  ========            ========          ========               ========               ========


                                                                                                                            F-14
