Form 10-Q
period 1998-09-30
PIERCE INTERNATIONAL INC
filed 1998-12-30
CIK 823387

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarter Ended                                    Commission file
ended September 30, 1998.                                No. 33-17679-D

                           PIERCE INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                     84-1067694
--------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer ID.)
incorporation or organization)

               6746 S. Revere Parkway Ste 130, Englewood, CO 80112
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrants's telephone number, including area code (303)-792-0719

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x    No
                                              -----     -----

                  Class                  Outstanding at September 30, 1998
         --------------------------      ---------------------------------
         Common Stock, no par value                  7,225,703

                                      INDEX

PART I - FINANCIAL INFORMATION *
------------------------------

         ITEM 1. Unaudited Financial Statements

         Balance Sheets - September 30, 1998 (unaudited)
         and June 30, 1998                                                3

         Statements of Operations - Three Months Ended
         September 30, 1996, 1997 and 1998 (unaudited)                    4

         Consolidated Statement of Changes in Stockholders' Equity -
         For The Three Months Ended September 30, 1998 (Unaudited)
         and the Years Ended 1996, 1997, and 1998.                        5

         Statement of Cash Flows - Three Months Ended
         September 30, 1995, 1996, 1997, and 1998 (unaudited)          6, 7

         Notes to Financial Statements                                    8

         ITEM 2.  Management's Discussion and Analysis                   10

PART II - OTHER INFORMATION
---------------------------

         ITEMS 1 THROUGH 6                                               11

         Signature                                                       12





*The accompanying financial statements are not covered by an independent certified public accountants' report.

                         PIERCE INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                                               UNAUDITED
                                    ASSETS                    September 30,     June 30,
CURRENT ASSETS:                                                   1998            1998
                                                              ------------      ---------
        Cash                                                   $     678        $     286
        Investments and Stocks                                     1,127            1,126
        Other                                                      7,552           12,000
                                                               ---------        ---------
                Total current assets                               9,357           13,412

PROPERTY AND EQUIPMENT:(Note 1)
        Undeveloped land mineral property (Note 3)               434,918          434,918
        Furniture and equipment                                    7,705            7,705
        Strawboard equipment (Note 4)                             57,120           57,120
                                                               ---------        ---------
                                                                 499,743          499,743
        Less accumulated depreciation and
          amortization                                            (6,778)          (6,557)
                                                               ---------        ---------
                   Net property and equipment                    492,965          493,186
                                                               ---------        ---------
 OTHER ASSETS                                                        875              875
                                                               ---------        ---------
                                                               $ 503,197        $ 507,473
                                                               =========        =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:
        Bank Overdraft                                                 0                0
        Accounts payable and accrued
          liabilities                                            117,965          148,516
        Advances from officers/directors/
          stockholders (Note 5)                                        0                0
                                                               ---------        ---------
                Total current liabilities                        117,965          148,516

NOTES PAYABLE (Note 6)                                           443,466          401,612

STOCKHOLDERS' EQUITY (Notes 7 & 8)
        Preferred stock, no par value;
          400,000 shares authorized;
          80,000 shares issued and outstanding
          as of September 30, 1997 and June 30, 1997              20,000           20,000
        Common stock, no par value;
          30,000,000 shares authorized;
          6,765,703 and 6,380,703 shares issued
          and outstanding as of September 30,
          1997 and June 30,  1997, respectively                  864,482          864,482
        Accumulated deficit                                     (942,716)        (927,137)
                                                               ---------        ---------
TOTAL EQUITY                                                     (58,234)         (42,655)
                                                               ---------        ---------
                                                               $ 503,197        $ 507,473
                                                               =========        =========
                            See notes to financial statements.

                                             3


                                  PIERCE INTERNATIONAL, INC.
                                   STATEMENTS OF OPERATIONS

                                                                            FOR THE THREE MONTHS
                                                                             ENDED SEPTEMBER 30,

                                                (UNAUDITED)
                                                   1998                    1997                 1996
REVENUE:                                      ---------------------------------------------------------
    Net Sales                                 $       985              $  35,000             $  100,000
    Cost of goods sold                                576                   --                   70,121
                                              ---------------------------------------------------------
GROSS MARGIN                                          409                 35,000                 29,879

EXPENSES:
   Administrative                                  14,245                 21,326                 15,229
   Bad debt reserve                                22,478                 22,507
   Outside services                                 3,769                 14,325                 11,629
   Advertising and promotion                        2,321                  3,990                   (300)
                                              ---------------------------------------------------------
        Total expenses                             20,336                 62,119                 49,065

NET OPERATING INCOME(LOSS)                        (19,927)               (27,119)               (19,186)

  Other income                                          0                 18,000                  6,000
   Recovery of bad debt                             4,336                 61,681                   --
   Foreign exchange loss                                0                    243                    (92)
   Loss on investment                                   0                   (318)                (2,172)
   Other expenses                                       0                 (1,645)                  --
                                              ---------------------------------------------------------
NET INCOME(LOSS) BEFORE MINORITY INTEREST         (15,591)                50,842                (15,450)

MINORITY INTEREST                                    --                     --                     --
                                              ---------------------------------------------------------
NET INCOME (LOSS)                             ($   15,591)           $    50,842            ($   15,450)
                                              =========================================================
NET INCOME(LOSS) PER COMMON SHARE             ($    0.002)           $     0.008            ($    0.002)
                                              =========================================================
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                           6,861,120              6,509,036              6,380,703
                                              ---------------------------------------------------------

                                                   4


                                             PIERCE INTERNATIONAL, INC.
                                  STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                                   YEARS ENDED JUNE 30, 1995, 1996, 1997, 1998


BALANCES, JUNE 30, 1995                            0                0     149,517,572          844,542        (713,631)

  25 for 1 Reverse split
    March 13, 1996                                 0                0    (143,536,869)               0               0

  Net Loss                                         0                0               0                0          (6,778)
                                              -----------------------     --------------------------------------------
BALANCES, JUNE 30, 1996                            0                0       5,980,703          844,542        (720,409)

   Issuance of 80,000 shares of
     preferred stock                          80,000           20,000               0                0               0

   Issuance of 400,000 shares of
    common stock in lieu of services               0                0         400,000                0               0

   Net loss                                        0                0               0                0        (106,414)
                                              -----------------------       ------------------------------------------
BALANCES, JUNE 30, 1997                       80,000           20,000       6,380,703          844,542        (826,823)

   Issuance of 300,000 shares of
    common stock in lieu of prepaid
    expenses                                       0                0         300,000           12,000               0

   Issuance of 160,000 shares at $.10
    and 385,000 shares at $.01, in
    lieu of services                               0                0         545,000            7,940               0

   Net loss                                        0                0               0                0        (101,283)
                                              -----------------------       ------------------------------------------
BALANCES, JUNE 30, 1998                       80,000     $     20,000       7,225,703     $    864,482    $   (928,106)
                                              -----------------------       ------------------------------------------
Net loss for the  quarter
  Wnded September 30, 1998                    (1,591)

BALANCES, SEPTEMBER 30, 1998                  80,000     $     20,000       7,225,703     $    864,482    ($   929,697)
                                              -----------------------       -------------------------------------------

                                                     5

                                       PIERCE INTERNATIONAL, INC.
                                        STATEMENT OF CASH FLOWS

                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                            1997               1996                1995
                                                            ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (Loss)                                $ 50,842            ($15,450)           ($ 6,124)
        Adjustments to reconcile net loss to
            cash used in operating activities:
                Depreciation and amortization                 221                 221                 220
        Changes in operating assets
        and liabilities:
        Decrease (Increase) in
           accounts receivable                               --                (7,687)             (5,652)
        Decrease (Increase) in
          related party receivable                           --                  --                11,018
        (Increase) in other assets                        (12,550)               --                  --
        Increase in bank overdraft                          1,049                --                  --
        (Decrease) Increase in accounts
           payable and accrued
           expenses                                        (6,520)             13,138              (1,291)
        Increase (Decrease) in deferred revenue
        Gain(Loss) on sale of investments                    (679)               --                  (337)
                                                         --------            --------             -------
                Net cash used in operating
                 activities                                32,363              (9,778)             (2,166)

CASH FLOWS FROM INVESTING ACTIVITIES:

        (Increase)decrease in property and equipment      (11,205)               --                  --
        (Increase) decrease in investments                (32,182)             10,312               5,421
                                                         --------            --------            --------
                Net cash used in investing
                  activities                              (43,387)             10,312               5,421

CASH FLOWS FROM FINANCING ACTIVITIES:
        Receipts/payments on advances from officers/
          directors/stockholders                              178              (9,854)             (3,255)
                Net cash provided by                         --                  --                  --
                  financing activities                        178              (9,854)             (3,255)
                                                         --------            --------            --------

 (DECREASE) INCREASE IN CASH                              (10,846)             (9,320)                  0

CASH, beginning of period                                  10,846              13,004                 808
                                                         --------            --------            --------
CASH, end of period                                      $      0            $  3,684            $    808
                                                         ========            ========            ========

                                                          6


                           PIERCE INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                             3 MONTH PERIOD ENDING
                               SEPTEMBER 30, 1998


Net Cash Flow From Operating Activities

Net income                                                     ($15,726)
Adjustments for differences between
income and cash flows from operating activities:
   Additions:
      Decrease Yorkton Securities                                    64
      Decrease C. Henry Receivable                                4,448
      Depreciation Furn/Fixt                                        221
      Increase AT&T Credit Card                                     261
      Increase MBNA Credit Card                                     501
      Increase Household Bank                                     1,035
      Increase Campney&Murphy Note                               42,080
   Deductions:
      Increase Unreal Gain/Loss                                     (64)
      Decrease Peirce Partners                                     (226)
      Decrease Accts Payable                                    (32,214)
                                                                -------
   Net cash provided by operating activities                               381
Cash Flow from Financing Activity
     Proceeds from Beginning Retained Earnings                       11
                                                                -------
  Net cash provided by financing activities                                 11
                                                                         -----
Net increase in Cash                                                       392
Cash, 7-01-98                                                              286
                                                                         -----
Cash, 9-30-98                                                             $678
                                                                         -----

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ---------------------------------------------------------

     Operations - Pierce International, Inc. (PI) was incorporated under the laws of the State of Colorado on July 22, 1987, for the purpose of obtaining capital to seek potentially profitable business opportunities. Currently, PI has business interests in two industries, natural resources and industrial development.

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

2. UNAUDITED INFORMATION:
   ---------------------

     The information furnished herein was taken from the books and record of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect properly the results of the interim periods presented. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's annual report and report on Form 10-K for the year ended June 30, 1998.

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


3. UNDEVELOPED MINERAL PROPERTY:
   ----------------------------

     On  June  11,  1996,   PI  reclaimed   the  "Como"   property  from  Pierce
     International Discovery, Inc. (PIDI). PIDI, a 17.24% owned subsidiary, failed to comply with the stock purchase agreement. Como consists of gold and gravel mining leases, and claims on a property situated approximately 50 miles southwest of Denver, Colorado, near Como, Colorado in Park County.

4. STRAWBOARD INVESTMENT:
   ---------------------

     The Company purchased strawboard equipment for $57,120. This equipment is seen as an investment and the Company intends to resell the equipment.

5. RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS:
   ----------------------------------------------------

     Advances include $141,981 due Piece D. Parker, officer and director, or his company, Parker Consulting Services, and $63,000 is accrued consulting fees due Pierce D. Parker.

6. COMMITMENTS:
   -----------

     As of September 30, 1998, PI had the following long term note payable:

                  PCS Profit Sharing Plan $401,386

     PI is  obligated  to pay  $401,386  to Parker  Consulting  Services  Profit
     Sharing Plan, owned by Pierce D. Parker, for funds it pledged for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property.

7. STOCKHOLDERS' EQUITY:
   --------------------

     As of September 30, 1998, PI had 7,225,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

     Of the total shares outstanding, 160,000 shares were issued as part of PI's initial public offering and are free trading stock. All other shares have been held a minimum of 1 year and could be sold under Rule 144.

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

7. STOCKHOLDERS' EQUITY:(continued)
   -------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended September 30, 1998.
--------------------------------------------------------------------------------

Introduction
------------

     The Company is concentrating on its two major industries, natural resources and industrial development. The Company is making a concentrated effort to sell strawboard equipment, and to presell strawboard.

Liquidity
---------

     Working capital at September 30, 1998 was a negative $120,742. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.


Results of Operations
---------------------

     During the quarter ended September 30, 1998, the Company had net income of $5,320. The Company had an operating loss of $15,726. The Company was able to recover a portion of bad debt it had allowed for in an earlier period. The payment was made in marketable securities. In addition, the Company received payment of fees related to it's strawboard business and there was not any cost of goods associated with these fees. Although the Company produce income for the quarter, it continues to struggle to develop reoccurring revenue.

PART II - OTHER INFORMATION

ITEMS #1 THROUGH #6 (a) - No response required.

ITEM 6 (b) - No reports were filed on the Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PIERCE INTERNATIONAL, INC.

Dated:  December 16, 1998                   BY: /s/  Pierce D. Parker
                                                --------------------------------
                                                Pierce D. Parker,
                                                President (Chief Financial and
                                                Accounting Officer)