Form 10-Q
period 1998-12-31
PIERCE INTERNATIONAL INC
filed 1999-02-02
CIK 823387

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarter Ended                                           Commission file
ended December 31, 1998.                                         No. 33-17679-D

                           PIERCE INTERNATIONAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Colorado                                                        84-1067694
--------                                                        ----------
(State or other jurisdiction of                            (I.R.S. Employer ID.)
incorporation or organization)

               6746 S Revere Parkway Ste 130, Englewood, CO 80112
               (Address of principal executive offices) (Zip Code)

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


         Class                                  Outstanding at December 31, 1998
--------------------------                      --------------------------------
Common Stock, no par value                                  7,225,703

                                      INDEX

PART I - FINANCIAL INFORMATION *
--------------------------------

         ITEM 1. Unaudited Financial Statements

         Balance Sheets - December 31, 1998 (unaudited)
         and June 30, 1998                                                    3

         Statements of Operations - Three Months Ended
         December 31, 1996, 1997 and 1998 (unaudited)                         4

         Consolidated Statement of Changes in Stockholders' Equity -
         For The Three Months Ended December 31, 1998 (Unaudited)
         and the Years Ended 1996, 1997, and 1998.                            5

         Statement of Cash Flows - Three Months Ended
         December 31, 1995, 1996, 1997, and 1998 (unaudited)               6, 7

         Notes to Financial Statements                                        8

         ITEM 2.  Management's Discussion and Analysis                       11

PART II - OTHER INFORMATION
---------------------------

         ITEMS 1 THROUGH 6                                                   12

         Signature                                                           12


*The accompanying financial statements are not covered by an independent certified public accountants' report.

                           PIERCE INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                         UNAUDITED
                                                        December 31,   June 30,
CURRENT ASSETS:                                            1998          1998

     Cash                                                   $9,236    $     286
     Investments and Stocks                                  1,127        1,126
     Other                                                   8,575       12,000
                                                              --           --
                                                         ---------    ---------
          Total current assets                              18,938       13,412

PROPERTY AND EQUIPMENT:(Note 1)
     Undeveloped land mineral property(Note 3)             434,918      434,918
     Automobiles                                            18,881
     Furniture and equipment                                 7,705        7,705
     Strawboard equipment(Note 4)                           57,120       57,120
                                                         ---------    ---------

                                                           518,623      499,743
     Less accumulated depreciation and
      amortization                                          (8,495)      (6,557)
                                                         ---------    ---------

          Net property and equipment                       510,128      493,186
                                                         ---------    ---------

OTHER ASSETS                                                   875          875
                                                         ---------    ---------

                                                         $ 529,941    $ 507,473
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:
     Bank Overdraft                                              0            0
     Accounts payable and accrued
      liabilities                                          138,377      148,516
     Advances from officers/directors/
      stockholders (Note 5)                                      0            0
                                                         ---------    ---------

          Total current liabilities                        138,377      148,516

NOTES PAYABLE (Note 6)                                     449,184      401,612


STOCKHOLDERS' EQUITY (Notes 7 & 8)
    Preferred stock, no par value;
     400,000 shares authorized;
     80,000 shares issued and outstanding
     as of September 30, 1997 and June 30, 1997             20,000       20,000
    Common stock, no par value; 30,000,000 shares
     authorized; 6,765,703 and 6,380,703 shares
     issued  and  outstanding as of September 30,
     1997 and June 30, 1997, respectively                  864,482      864,482
    Accumulated deficit                                   (942,102)    (927,137)
                                                         ---------    ---------

TOTAL EQUITY                                               (57,620)     (42,655)
                                                         ---------    ---------

                                                         $ 529,941    $ 507,473
                                                         =========    =========


See notes to financial statements.



                                     PIERCE INTERNATIONAL
                                   STATEMENTS OF OPERATIONS


                                               FOR THE THREE MONTHS           YEAR TO DATE
                                                ENDED DECEMBER 31,             DECEMBER 31,
                                                ------------------             ------------
                                            (UNAUDITED)                   (UNAUDITED)
                                               1998           1997            1998           1997
                                               ----           ----            ----           ----
REVENUE:
    Net Sales                               $       676    $         0          1,661         35,000
    Cost of goods sold                             (396)           350            180            350
                                            -----------    -----------    -----------    -----------

GROSS MARGIN                                      1,072           (350)         1,481         34,650

EXPENSES:
   Administrative                                18,000         17,415         24,000         38,741
   Bad debt reserve                               1,513           --           23,991
   Outside services                              22,248         15,711         35,941         30,037
   Advertising and promotion                         72          1,124            848          5,114
                                            -----------    -----------    -----------    -----------

         Total expenses                          40,319         35,763         60,790         97,883

NET OPERATING INCOME(LOSS)                      (39,247)       (36,113)       (59,309)       (63,233)

  Other income                                     --           18,000           --           36,000
   Recovery of bad debt                          39,996           --           44,332         61,606
   Foreign exchange loss                           --             --             --             --
   Loss on investment                              --          (23,748)          --          (23,748)
   Other expenses                                  --           (1,197)          --           (2,843)
                                            -----------    -----------    -----------    -----------

NET INCOME(LOSS) BEFORE MINORITY INTEREST           749        (43,058)       (14,977)         7,783

MINORITY INTEREST                                  --             --             --             --

NET INCOME (LOSS)                           $       749    ($   43,058)       (14,977)         7,783
                                            ===========    ===========    ===========    ===========

NET INCOME(LOSS) PER COMMON SHARE           $    0.0001    ($    0.006)   ($    0.002)   $     0.001
                                            ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                         7,225,703      6,765,703      7,225,703      6,765,703
                                            -----------    -----------    -----------    -----------


                                              4


                                                PIERCE INTERNATIONAL, INC.
                                      STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
                                        AND THE YEARS ENDED JUNE 30, 1996 & 1997


                                                                                                               TOTAL
                                           COMMON STOCK  PREFERRED          AMOUNT        ACCUMULATED      STOCKHOLDERS'
                                              SHARES      SHARES            ------          DEFECIT           EQUITY
                                              ------      ------                            -------           ------
BALANCES, JUNE 30, 1995                     149,517,572      ~          $    844,542     ($   713,631)     $    130,911

  25 for 1 Reverse split
    March 13, 1996                         (143,536,869)     ~                     ~                ~                 ~

  Net Loss                                            ~      ~                     ~           (6,778)           (6,778)
                                            ---------------------------------------------------------------------------

BALANCES, JUNE 30, 1996                       5,980,703      ~               844,542         (720,409)          124,133

   Issuance of common stock
    in lieu of compensation                     400,000      ~                     ~                ~                 ~

   Issuance of 80,000 shares of
     preferred stock                                  ~      80,000           20,000                ~            20,000

   Net loss                                           ~      ~                     ~         (106,414)         (106,414)
                                          -----------------------------------------------------------------------------

BALANCES, JUNE 30, 1997                       6,380,703      80,000          864,542         (826,823)           37,719

   Issuance of 300,000 shares of
    common stock in lieu of prepaid
    expenses                                    300,000      ~                12,000                ~            12,000

   Issuance of 160,000 shares at $.10
    and 385,000 shares at $.01, in
    lieu of services                            545,000      ~                 7,940                ~             7,940

   Net loss                                           ~      ~                     ~                ~          (101,283)
                                            ---------------------------------------------------------------------------

BALANCES, JUNE 30, 1998                       7,225,703      80,000     $    884,482     ($   826,823)     ($    43,624)
                                            ---------------------------------------------------------------------------
Net loss for the  quarter
  Ended September 30, 1998                            ~      ~                     ~          (15,726)          (15,726)

Net loss for the  quarter
  Ended December 31, 1998                             ~      ~                     ~              749               749

BALANCES, DECEMBER 31, 1998                   7,225,703      80,000     $    884,482     ($   841,800)     ($    58,601)
                                            ---------------------------------------------------------------------------

                                                         5

                               PIERCE INTERNATIONAL, INC.
                                 STATEMENT OF CASH FLOWS


                                                     FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                     -------------------------------------
                                                          1997        1996        1995
                                                          ----        ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                              $  7,783    ($41,507)   ($ 8,590)
         Adjustments to reconcile net loss to
             cash used in operating activities:
                  Depreciation and amortization              442         442         440
         Changes in operating assets
         and liabilities:
         Decrease (Increase) in
            accounts receivable                             --        (6,093)     (2,552)
         Decrease (Increase) in
           related party receivable                         --          --          (785)
         (Increase) in other assets                      (12,140)       --          --
         Increase in bank overdraft                         --          --          --
         (Decrease) Increase in accounts
            payable and accrued
            expenses                                       4,705      17,835      (2,607)
         Increase (Decrease) in deferred revenue          35,144
         Gain(Loss) on sale of investments                  --          --          (337)
                  Net cash used in operating            --------    --------    --------
                   activities                                790     (29,323)     20,713

CASH FLOWS FROM INVESTING ACTIVITIES:

         (Increase)decrease in property and equip        (11,205)       --          --
         (Increase) decrease in investments               (8,363)     15,585     (16,182)
                                                        --------    --------    --------
                  Net cash used in investing
                    activities                           (19,568)     15,585     (16,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Receipts/payments on advances from officers/
           directors/stockholders                          9,228       1,602      (3,968)
                                                        --------    --------    --------
                  Net cash provided by
                    financing activities                   9,228       1,602      (3,968)


(DECREASE) INCREASE IN CASH                               (9,550)    (12,136)        563

CASH, beginning of period                                 10,846      13,004         808
                                                        --------    --------    --------

CASH, end of period                                     $  1,296    $    868    $  1,371
                                                        ========    ========    ========

                                           6

                          PIERCE INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                             6 MONTH PERIOD ENDING
                               DECEMBER 31, 1998


Net Cash Flow From Operating Activities

   Net income                                                          ($14,977)
   Adjustments for differences between income
   and cash flows from operating activities:
   Additions:
      Depreciation Automobile                                             1,497
      Decrease in Yorkton Securities                                         64
      Depreciation Furn/Fixt                                                441
      Increase in Household Bank M/C                                        446
      Increase Automobile Loan                                           18,095
      Increase in Parker Consulting                                      12,000
      Increase in AT&T Universal Card                                       184
      Increase in Campney&Murphy Note Payable                            42,080
      Decrease Accounts Receivable C. Henry                               3,425
   Deductions:
      Increase in Unreal Gain/Loss                                          (64)
      Decrease in Accounts Payable-Trade                                (22,624)
      Decrease in MBNA NFL Card                                            (144)
      Decrease in Pierce Partners                                       (12,602)
   Net cash provided by operating activities                             27,819
Cash Flow from Investment Activities
     Payments for Automobile                                            (18,881)
                                                                       --------
  Net cash provided by investment activities                            (18,881)
                                                                       --------
Cash Flow from Financing Activities
     Proceeds from Beginning Retained Earnings                               11
                                                                       --------
  Net cash provided by financing activities                                  11
                                                                       --------
Net increase in Cash                                                      8,949
Cash, 7-01-98                                                               286
                                                                       --------
Cash, 12-31-98                                                         $  9,236
                                                                       --------

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

5.   RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS:

     Advances include $141,981 due Piece D. Parker, officer and director, or his company, Parker Consulting Services, and $75,000 is accrued consulting fees due Pierce D. Parker.

6.   COMMITMENTS:

     As of December 31, 1998, PI had the following long term note payable:

            PCS Profit Sharing Plan                     $401,386

     PI is  obligated  to pay  $401,386  to Parker  Consulting  Services  Profit
     Sharing Plan, owned by Pierce D. Parker, for funds it pledged for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property.

7.   STOCKHOLDERS' EQUITY:

     As of December 31, 1998, PI had 7,225,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended December 31, 1998.
--------------------------------------------------------------------------------

Introduction
------------

     The Company is concentrating on its two major industries, natural resources and industrial development. The Company is making a concentrated effort to sell strawboard equipment, and to presell strawboard.

Liquidity
---------

     Working capital at December 31, 1998 was a negative $131,438. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.

Results of Operations
---------------------

     During the quarter ended December 31, 1998, the Company had net income of $749. The Company had an operating loss of $14,977. The Company was able to recover a portion of bad debt it had allowed for in an earlier period. The payment was made in marketable securities. In addition, the Company received payment of fees related to it's strawboard business and there was not any cost of goods associated with these fees. Although the Company produce income for the quarter, it continues to struggle to develop reoccurring revenue.

PART II - OTHER INFORMATION

ITEMS #1 THROUGH #6 (a) - No response required.

ITEM 6 (b) - No reports were filed on the Form 8-K during the quarter ended September 30, 1998.




                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PIERCE INTERNATIONAL, INC.

Dated: February 2, 1999                      BY: /s/ Pierce D. Parker
                                                --------------------------------
                                                Pierce D. Parker,
                                                President (Chief Financial and
                                                Accounting Officer)