Form 10-Q
period 1999-03-31
PIERCE INTERNATIONAL INC
filed 1999-05-27
CIK 823387

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarter Ended                                    Commission file
ended March 31, 1999.                                    No. 33-17679-D

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

Registrants's telephone number, including area code (303)-792-0719

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x    No
                                              -----     -----

                  Class                    Outstanding at May 31, 1999
         --------------------------        ---------------------------
         Common Stock, no par value                  7,225,703

                                      INDEX

PART I - FINANCIAL INFORMATION *
------------------------------

         ITEM 1. Unaudited Financial Statements

         Balance Sheets - March 31, 1999 (unaudited)
         and June 30, 1998                                                3

         Statements of Operations - Three Months Ended
         September 30, 1996, 1997, 1998 and 1999 (Unaudited)              4

         Consolidated Statement of Changes in Stockholders' Equity -
         For The Three Months Ended March 31, 1999 (Unaudited)
         and the Years Ended 1996, 1997, and 1998.                        5

         Statement of Cash Flows - Three Months Ended
         September 30, 1995, 1996, 1997, 1998 and 1999 (Unaudited)      6, 7

         Notes to Financial Statements                                    8

         ITEM 2.  Management's Discussion and Analysis                   10

PART II - OTHER INFORMATION
---------------------------

         ITEMS 1 THROUGH 6                                               11

         Signature                                                       12





* The accompanying financial statements are not covered by an independent certified public accountants' report.

                         PIERCE INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                                                UNAUDITED
                                    ASSETS                      March 31,       June 30,
CURRENT ASSETS:                                                   1999            1998
                                                              ------------      ---------
        Cash                                                   $     574        $    286
        Investments and Stocks                                     1,127            1,126
        Other                                                     (9,425)          12,000
                                                               ---------        ---------
                Total current assets                              (7,724)          13,412

PROPERTY AND EQUIPMENT:(Note 1)
        Undeveloped land mineral property (Note 3)               434,918          434,918
        Automobiles                                               18,881             --
        Furniture and equipment                                    7,705            7,705
        Strawboard equipment (Note 4)                             57,120           57,120
                                                               ---------        ---------
                                                                 518,623          499,743
        Less accumulated depreciation and
          amortization                                           (10,788)          (6,557)
                                                               ---------        ---------
                   Net property and equipment                    507,835          493,186
                                                               ---------        ---------
OTHER ASSETS                                                         875              875
PREPAID MARKETING                                                 12,000             --
                                                               ---------        ---------
                                                               $ 512,986        $ 507,473
                                                               =========        =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:
        Bank Overdraft                                                 0                0
        Accounts payable and accrued
          liabilities                                            141,186          148,516
        Advances from officers/directors/
          stockholders (Note 5)                                        0                0
                                                               ---------        ---------
                Total current liabilities                        141,186          148,516

NOTES PAYABLE (Note 6)                                           447,764          401,612

STOCKHOLDERS' EQUITY (Notes 7 & 8)
        Preferred stock, no par value;
          400,000 shares authorized;
          80,000 shares issued and outstanding
          as of September 30, 1997 and June 30, 1997              20,000           20,000
        Common stock, no par value;
          30,000,000 shares authorized;
          6,765,703 and 6,380,703 shares issued
          and outstanding as of September 30,
          1997 and June 30,  1997, respectively                  864,482          864,482
        Accumulated deficit                                     (960,447)        (927,137)
                                                               ---------        ---------
TOTAL EQUITY                                                     (75,964)         (42,655)
                                                               ---------        ---------
                                                               $ 512,986        $ 507,473
                                                               =========        =========
                            See notes to financial statements.

                                             3


                                        PIERCE INTERNATIONAL, INC.
                                          STATEMENTS OF OPERATIONS

                                                       FOR THE THREE MONTHS                            YEAR TO DATE
                                                        ENDED MARCH 31,                                  MARCH 31,

                                                (UNAUDITED)                                   (UNAUDITED)
                                                   1999                   1998                   1999              1998
REVENUE:                                      ---------------------------------------  -------------------------------------
    Net Sales                                 $         0              $   5,500                  1,661            40,500
    Cost of goods sold                                  0                    750                    180             1,100
                                              ---------------------------------------  -------------------------------------
GROSS MARGIN                                            0                  4,750                  1,480            39,400

EXPENSES:
   Administrative                                  12,000                 13,886                 36,000            52,627
   Bad debt reserve                                     0                      0                      0                 0
   Outside services                                10,300                  7,234                 47,309            37,271
   Advertising and promotion                          727                      0                  2,325             5,114
                                              ---------------------------------------  -------------------------------------
        Total expenses                             23,027                 21,120                 85,634           119,003

NET OPERATING INCOME(LOSS)                        (23,027)               (16,370)               (84,154)          (79,603)

  Other income                                          0                 18,000                      0            54,000
   Recovery of bad debt                                 0                      0                 50,832            61,606
   Foreign exchange loss                                0                      0                      0                 0
   Loss on investment                                   0                 (2,093)                     0           (25,841)
   Other expenses                                       0                 (1,532)                     0            (4,374)
                                              ---------------------------------------  -------------------------------------
NET INCOME(LOSS) BEFORE MINORITY INTEREST         (23,027)                (1,995)              (33,322)             5,788

MINORITY INTEREST                                       0                      0                     0                  0
                                              ---------------------------------------  -------------------------------------
NET INCOME (LOSS)                             ($   23,027)               ($1,995)              (33,322)             5,788
                                              =======================================  =====================================
NET INCOME(LOSS) PER COMMON SHARE             ($   0.0032)            $    0.000            ($    0.005)           $0.001
                                              =======================================  =====================================
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                           7,225,703              6,765,703              7,225,703         6,765,703
                                              ---------------------------------------  -------------------------------------

                                                   4


                                             PIERCE INTERNATIONAL, INC.
                                  STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
                                   AND THE YEARS ENDED JUNE 30, 1996 AND 1997
                                                                                                               Total
                                         Common Stock        Referr                         Accumulated      Stockholder
                                           Shares            Shares          Amount           Deficit           Equity
                                           ------            ------          ------           -------        -----------
BALANCES, JUNE 30, 1995                  149,517,572                0        $844,542       ($713,631)        $130,911

  25 for 1 Reverse split
    March 13, 1996                      (143,536,869)               0               0               0                0

  Net Loss                                         0                0               0          (6,778)          (6,778)
                                        -------------------------------------------------------------------------------
BALANCES, JUNE 30, 1996                    5,980,703                0         844,542        (720,409)         124,133

  Issuance of common stock
     in lieu of compensation                 400,000                0               0               0                0

  Issuance of 80,000 shares of
     preferred stock                               0           80,000          20,000               0           20,000

  Net loss                                         0                0               0        (106,414)        (106,414)
                                        -------------------------------------------------------------------------------
BALANCES, JUNE 30, 1997                    6,380,703           80,000         864,542        (826,823)          37,719

   Issuance of 300,000 shares of
    common stock in lieu of prepaid
    expenses                                 300,000                0          12,000               0           12,000

   Issuance of 160,000 shares at $.10
    and 385,000 shares at $.01, in
    lieu of services                         545,000                0           7,940               0            7,940

   Net loss                                        0                0               0               0         (101,283)
                                        -------------------------------------------------------------------------------
BALANCES, JUNE 30, 1998                    7,225,703           80,000        $884,482       ($826,823)        ($43,624)
                                        -------------------------------------------------------------------------------
Net loss for the  quarter
  Ended MARCH 31, 1999                             0                0               0         (33,322)         (33,322)

BALANCES, MARCH 31, 1999                   7,225,703           80,000        $884,482        ($860,145)       ($76,946)
                                        -------------------------------------------------------------------------------

                                                     5

                                       PIERCE INTERNATIONAL, INC.
                                        STATEMENT OF CASH FLOWS

                                                              FOR THE Nine   MONTHS ENDED March
                                                            1998               1997                1996
                                                            ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (Loss)                                  $5,788             (86,750)           ($28,563)
        Adjustments to reconcile net loss to
            cash used in operating activities:
                Depreciation and amortization                 662                 662                 662
        Changes in operating assets
        and liabilities:
        Decrease (Increase) in
           accounts receivable                               --                (8,967)              1,098
        Decrease (Increase) in
          related party receivable                           --                  --               (13,142)
        (Increase) in other assets                        (21,609)               --                  --
        Increase in bank overdraft                           --                  --               (12,682)
        (Decrease) Increase in accounts
           payable and accrued expenses                     4,623              48,575              26,143
        Increase (Decrease) in deferred revenue
        Gain(Loss) on sale of investments                    --                  --                (3,273)
                                                         --------            --------             -------
                Net cash used in operating
                 activities                               (10,536)            (46,480)              5,387

CASH FLOWS FROM INVESTING ACTIVITIES:

        (Increase)decrease in property and equipment      (11,205)               --                  --
        (Increase) decrease in investments                 (6,270)             10,312               5,421
                                                         --------            --------            --------
                Net cash used in investing
                  activities                              (17,475)             10,312               5,421

CASH FLOWS FROM FINANCING ACTIVITIES:
        Receipts/payments on advances from officers/
          directors/stockholders                           17,783              (9,854)             (3,255)
        Proceeds from private placement                      --                15,000                --
                                                         --------            --------             --------
                 Net cash provided by
                  financing activities                     17,783              24,752              (3,882)


(DECREASE) INCREASE IN CASH                               (10,228)             (6,143)                380

CASH, beginning of period                                  10,846              13,004                 808
                                                         --------            --------            --------
CASH, end of period                                      $    618            $  6,861            $  1,188
                                                         ========            ========            ========

                                                          6


                           PIERCE INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                             9 MONTH PERIOD ENDING
                                March 31, 1998


Net Cash Flow From Operating Activities

Net income                                                     ($33,322)
Adjustments for differences between
income and cash flows from operating activities:
   Additions:
      Decrease Automobile                                         3,569
      Decrease Yorkton Securities                                    64
      Depreciation Furn/Fixt                                        662
      Increase in Household Bank M/C                                348
      Increase Automobile Loan                                   16,917
      Increase in Parker Consulting                              12,000
      Increase AT&T Universal Card                                  560
      Increase in Campney & Murphy Note Pay                      42,080
      Decrease Accounts Receivable C. Henry                       9,425
   Deductions:
      Increase Unreal Gain/Loss                                     (64)
      Decrease in Accounts Payable-Trade                        (19,971)
      Decrease in MBNA NFL Card                                    (268)
      Decrease in Pierce Partners                               (12,844)
                                                                -------
   Net cash provided by operating activities                             19,156
Cash Flow from Investment Activity
      Payments for Automobile                                   (18,881)
                                                                -------
  Net cash provided by investment activities                           (18,881)
                                                                        ------
Cash flow from Financing Activities
      Proceeds from Beginning Retained Earnings                      13
                                                                --------
  Net cash provided by financing activities                                 13
                                                                        ------
Net increase in Cash                                                       288
Cash, 7-01-98                                                              286
                                                                        ------
Cash, 3-31-99                                                             $574
                                                                        ------

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                 --------------

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

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                 --------------


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

5. RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS:
   ----------------------------------------------------

     Advances include $153,254 due Piece D. Parker, officer and director, or his company, Parker Consulting Services, and $75,000 is accrued consulting fees due Pierce D. Parker.

6. COMMITMENTS:
   -----------

     As of March 31, 1999, PI had the following long term note payable:

                  PCS Profit Sharing Plan $388,767

     PI is  obligated  to pay  $388,767  to Parker  Consulting  Services  Profit
     Sharing Plan, owned by Pierce D. Parker, for funds it pledged for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property.

7. STOCKHOLDERS' EQUITY:
   --------------------

     As  of  March  31,  1999,  PI  had  7,225,703   common  shares  issued  and
     outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

     Of the total shares outstanding, 160,000 shares were issued as part of PI's initial public offering and are free trading stock. All other shares have been held a minimum of 1 year and could be sold under Rule 144.

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                 --------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 31, 1999.
--------------------------------------------------------------------------------

Introduction
------------

     The Company is concentrating on its two major industries, natural resources and industrial development. The Company is making a concentrated effort to sell strawboard equipment, and to presell strawboard.

Liquidity
---------

     Working capital at March 31, 1999 was a negative $131,438. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.


Results of Operations
---------------------

     During the quarter ended March 31, 1999, the Company had net income of $23,027. The Company had an operating loss of $33,322. The Company was able to recover a portion of bad debt it had allowed for in an earlier period. The payment was made in marketable securities. In addition, the Company received payment of fees related to it's strawboard business and there was not any cost of goods associated with these fees. Although the Company produce income for the quarter, it continues to struggle to develop reoccurring revenue.

PART II - OTHER INFORMATION

ITEMS #1 THROUGH #6 (a) - No response required.

ITEM 6 (b) - No reports were filed on the Form 8-K during the quarter ended March 31, 1999.



                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PIERCE INTERNATIONAL, INC.

Dated:  May 5, 1999                   BY:  /s/  Pierce D. Parker
                                                --------------------------------
                                                Pierce D. Parker,
                                                President (Chief Financial and
                                                Accounting Officer)