Form 10-K
period 1999-06-30
PIERCE INTERNATIONAL INC
filed 1999-10-07
CIK 823387

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year                                            Commission file
ended June 30, 1999.                                            No. 33-17679-D
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

     As of June 30, 1999, 7,225,703 shares were outstanding and the aggregate market value of stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price was $0.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

     (a) Principal Market or Markets. The Company's stock is traded on the OTC bulletin board under the symbol PRCI. Trading resumed September 18, 1997. High and low bid prices for the last three quarters are as follows:

                                                         BID
           Quarter Ended:                        High            Low
           -------------                         ----            ---
          December 30, 1997                     $0.03           $0.01
          March 31, 1998                        $0.12           $0.08
          June 30, 1998                         $0.22           $0.12
          June 30, 1999                         $0.22           $0.12

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

Liquidity
---------

     At June 30, 1999, the Company has cash of $12,501. For the year ended June 30, 1998, the Company used cash of $10,560, resulting from a use of cash in operating activities of $33,096 offset by advances from officers of $22,532.

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

Results of Operations
---------------------

     For the years ended June 30, 1999 and 1998, the Company sustained net losses of $89,904 and $101,283 , respectively. The Company's revenues related to the sale of strawboard equipment were $1,661 for the year ended June 30, 1998 and $115,000 for the year ended June 30, 1998. Management is confident that future marketing will have a positive impact on revenues.

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

                                    PART III

Item 10. Directors and Executive Officer of the Registrant.
-----------------------------------------------------------

     The Directors and Officers of the Company are as follows:

             Name              Age             Position
             ----              ---             --------

         Pierce D. Parker       72      Director, Chairman of the Board, and
                                         President

         Nancy A. Cooper        40      Director, Vice President and Secretary

         Mark S. Cooper         40      Director

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

2) Includes 57,550 shares owned directly by Nancy A. Cooper and 340,000 owned by Nancy Cooper As Custodian for Michael Parker Cooper.

3) Includes 15,550 shares owned by Cooper International Consulting (Mr. Cooper is the primary shareholder).

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     The Company continues to owe Pierce D. Parker/Parker Consulting Services, an officer and director, $287,913 from advances made over a period of time. In addition, the Company owes $200,000 to Parker Consulting Services Profit Sharing Plan for amounts directly related to the Como property. See the business description under the heading, "Natural Resources".

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

                                                   Pierce International, Inc.

Dated:  October 1, 1999                            BY: /s/  Pierce D. Parker
                                                       -------------------------
                                                     Pierce D. Parker, President

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                              Capacity
         ---------                              --------


/s/  Pierce D. Parker
----------------------------        Chairman of the Board, President and
Pierce D. Parker                    Director (Chief Executive Officer, and
                                    Principal Financial and Accounting Officer)
October 1, 1999
------------------
Date

/s/  Nancy A. Cooper
----------------------------        Vice President, Secretary and Director
Nancy A. Cooper

October 1, 1999
------------------
Date

/s/  Mark S. Cooper
----------------------------        Vice President and Director
Mark S. Cooper

October 1, 1999
------------------
Date

                           PIERCE INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                              YEARS ENDED JUNE 30,
                               1999, 1998 AND 1997

                           PIERCE INTERNATIONAL, INC.

                                    CONTENTS
                                    --------



                                                                        Page
                                                                        ----

Independent Auditors' Report                                            F-1

Balance Sheets, June 30, 1999 and 1998                                  F-2

Statements of Operations - Years ended
         June 30, 1999, 1998 and 1997                                   F-3

Statements of Changes in Stockholders' Equity (Deficit) -
         Years ended June 30, 1999, 1998 and 1997                       F-4

Statements of Cash Flows - Years ended
         June 30, 1999, 1998 and 1997                             F-5 - F-6

Notes to Financial Statements                                    F-7 - F-10

Independent Auditors' Report on Supplemental Information               F-11

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

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and Directors
Pierce International, Inc.


We have audited the balance sheets of Pierce International, Inc. as of June 30, 1999 and 1998 and the statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Pierce International, Inc. as of June 30, 1999 and 1998, and the results of its operations and cash flows for the years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

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

                                            SPICER, JEFFRIES & CO.



Denver, Colorado
September 22, 1999

                           PIERCE INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                                             June 30,
                                                    -------------------------
                                     ASSETS             1999           1998
                                     ------             ----           ----
CURRENT ASSETS:
   Cash                                             $    12,501    $       286
   Investments                                             --              158
   Other                                                   --           12,000
                                                    -----------    -----------

         Total current assets                            12,501         12,444
                                                    -----------    -----------

PROPERTY AND EQUIPMENT (Note 1):
   Undeveloped mineral property (Note 2)                434,918        434,918
   Furniture and equipment                                7,705          7,705
   Strawboard equipment (Note 3)                         57,120         57,120
                                                    -----------    -----------
                                                        499,743        499,743
     Less accumulated depreciation
       and amortization                                  (7,440)        (6,557)
                                                    -----------    -----------

         Net property and equipment                     492,303        493,186
                                                    -----------    -----------

OTHER ASSETS                                                874            874
                                                    -----------    -----------

                                                    $   505,678    $   506,504
                                                    ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities         $    51,263    $    85,516
   Advances and accrued expenses from
      officers/directors/stockholders (Note 4)          537,913        464,612
                                                    -----------    -----------

         Total current liabilities                      589,176        550,128
                                                    -----------    -----------

NOTES PAYABLE (Note 6)                                   42,080           --
                                                    -----------    -----------

COMMITMENTS (Note 5)

STOCKHOLDERS' DEFICIT (Notes 7 and 8):
   Preferred stock, no par value;
      400,000 shares authorized;
      80,000 shares issued and outstanding               20,000         20,000
   Common stock, no par value; 30,000,000
      shares authorized; 7,030,703 and
      7,225,703 shares issued and outstanding
      as of June 30,  1999 and 1998,
      respectively                                      872,432        864,482
   Deficit                                           (1,018,010       (928,106)
                                                    -----------    -----------

          Total stockholders' deficit                  (125,578)       (43,624)
                                                    -----------    -----------
                                                    $   505,678    $   506,504
                                                    ===========    ===========



The accompanying notes are an integral part of these statements.
                                                                             F-2

                           PIERCE INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS




                                                 Year ended June 30,
                                          1999          1998           1997
                                      -----------    -----------    -----------
REVENUE:
   Sales                              $     1,661    $    43,211    $   115,000
   Cost of goods sold                        --            3,332         70,121
                                      -----------    -----------    -----------

GROSS MARGIN                                1,611         39,897         44,879
                                      -----------    -----------    -----------

EXPENSES:
   Administrative                          18,344         43,776         22,859
   Bad debt reserve                          --             --           81,702
   Outside services                          --             --           12,050
   Advertising and promotion                2,325          5,326            300
   Professional fees                       98.581        126,368         39,106
   Occupancy and equipment costs           13,738         13,261         11,208
   Lease rental                            10,000         11,205           --
                                      -----------    -----------    -----------

      Total expenses                      131,988        199,936        167,225
                                      -----------    -----------    -----------

NET OPERATING LOSS                       (130,327)      (160,057)      (122,346)

   Other income                            50,832         91,411         20,410
   Foreign exchange gain                     --              243           --
   Other expenses                         (10,409)       (32,880)        (4,478)
                                      -----------    -----------    -----------

NET LOSS                              $   (89,904)   $  (101,283)   $  (106,414)
                                      ===========    ===========    ===========

NET LOSS PER
  COMMON SHARE                        $     (.013)   $     (.015)   $    (0.017)
                                      ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                   7,013,203      6,861,120      6,319,165
                                      ===========    ===========    ===========


The accompanying notes are an integral part of these statements.
                                                                            F-3




                                            PIERCE INTERNATIONAL, INC.
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                             Preferred Stock                   Common Stock
                                             ---------------                   ------------
                                         Shares         Amount             Shares           Amount             Deficit
                                         ------         ------             ------           ------             -------


BALANCES, JUNE 30, 1996                      --          $  --             5 980 703        $844 542         $(720 409)

  Issuance of 80,000 shares of
   preferred stock                         80 000         20 000                --              --                --


  Issuance of 400,000 shares of
   common stock in lieu of services          --             --               400 000            --                --

  Net loss                                   --             --                   --             --            (106 414)
                                           ------        -------        ------------        --------        ----------

BALANCES, JUNE 30, 1997                    80 000         20 000           6 380 703         844 542          (826 823)

  Issuance of 845,000 shares of
   common stock in lieu of services          --             --               845 000          19 940              --

  Net loss                                   --             --                   --              --           (101 283)
                                           ------        -------        ------------        --------        ----------

BALANCES, JUNE 30, 1998                    80 000         20 000           7 225 703         864 482          (928 106)

  Issuance of 105,000 shares of
   common stock in lieu of services          --             --               105 000          19 950              --

  Common stock returned                      --             --              (300 000)        (12 000)             --

  Net loss                                   --             --                   --              --            (89 904)
                                          -------        -------        ------------        --------        ----------

BALANCES, JUNE 30, 1999                    80 000        $20 000           7 030 703        $872 432       $(1 018 010)
                                          =======        =======        ============        ========       ===========


The accompanying notes are an integral part of these statements.


                                                                                                                    F-4




                                                 PIERCE INTERNATIONAL, INC.
                                                 STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEAR ENDED JUNE 30,
                                                           1999                   1998                1997
                                                        ---------              ---------            --------
CASH FLOWS FROM
   OPERATING ACTIVITIES:
 Net loss                                               $ (89 904)           $(101 283)             $(106 414)
 Adjustments to reconcile net loss
   to cash used in operating activities:
   Depreciation and amortization                              883                    883                  883
   Issuance of common stock in lieu of services            19 950                7 940                   --
   Decrease (increase) in accounts receivable
    and other assets                                         --                 58 898                (12 913)
   (Decrease) increase in accounts payable
    and accrued expenses                                  (34 253)                 466                 69 270
                                                        ---------             --------               --------

   Net cash used in operating activities                 (103 324)             (33 096)               (49,174)
                                                        ---------             --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in investments                                      158                    4                 15 585
                                                        ---------             --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances (payments) from (to)
   officers/directors/stockholders                         73 301               22 532                 11 431
 Increase in notes payable                                 42 080                  --                    --
 Issuance of preferred stock                                 --                    --                  20 000
                                                        ---------             --------               --------

   Net cash provided by
     financing activities                                 115 381               22 532                 31 431
                                                        ---------             --------               --------

NET (DECREASE) INCREASE
  IN CASH                                                  12 215              (10 560)               (2 158)

CASH, at beginning of year                                    286               10 846                13 004
                                                        ---------             --------              --------

CASH, at end of year                                    $  12 501             $    286              $ 10 846
                                                        =========             ========              ========





                                                                                                         F-5

                           PIERCE INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Concluded)


                                            FOR THE YEAR ENDED JUNE 30,
                                          1999          1998        1997
                                        -------       -------     -------
SUPPLEMENTAL DISCLOSURE
  OF CASH-FLOW INFORMATION:
   Cash paid for interest               $ 4 915       $ 5 142     $   --
                                        =======       =======     =======
SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
   Issuance of common stock for
   future services                      $   --        $12 000     $   --
                                        =======       =======     =======

  Common stock returned-services
    not performed                       $12 000       $  --       $   --
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

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


NOTE 2 -  UNDEVELOPED MINERAL PROPERTY

On June 11, 1996, PI reclaimed the "Como" property from Pierce International Discovery, Inc. (PIDI). PIDI, a 17.24% owned subsidiary, failed to comply with the stock purchase agreement. Como consists of gold and gravel mining leases on property situated approximately 50 miles southwest of Denver, Colorado, near Como, Colorado in Park County.


NOTE 3- STRAWBOARD EQUIPMENT

The Company purchased strawboard equipment for $57,120. This equipment is seen as investment and the Company intends to resell the equipment.

                           PIERCE INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (continued)



NOTE 4 -  RELATED PARTY TRANSACTIONS

Advances include $337,913 and $201,612 due Pierce D. Parker, officer and director, or his company Parker Consulting Services as of June 30, 1999 and 1998, respectively. In addition, PI pays for an automobile owned by Pierce D. Parker. Monthly payments on the automobile are $390. For the year ended June 30, 1998, other income include $72,000 in management fees from Pierce International Discovery, Inc.

PI is obligated to pay $200,000 to Parker Consulting Services Profit Sharing Plan, owned by Pierce D. Parker, for funds it advanced for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property. As of June 30, 1998, the $200,000 is included as advances in the statement of financial condition.


NOTE 5 - COMMITMENTS

The Company leases office space from an unrelated party under a noncancellable operating lease expiring in 2001.

At June 30, 1999, aggregate minimum future rental commitments under the Company's leases with initial or remaining terms in excess of one year are as follows:

                          June 30,                     Amount
                          --------                    --------
                            2000                      $ 10 573
                            2001                         9 158
                                                      --------

                               Total                  $ 19 731
                                                      ========

Total rent expense for the years ended June 30, 1999 and 1998 was approximately $10,115 and $9,900 respectively.


NOTE 6 -  NOTE PAYABLE

As of June 30, 1999, PI had a long term note payable of $42,080, bearing interest at 12% and maturing on September 9, 2000.

                           PIERCE INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (continued)


NOTE 7 -  STOCKHOLDERS' DEFICIT

As of June 30, 1999, PI had 7,030,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

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

                           PIERCE INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (concluded)


NOTE 9 -  INCOME TAXES

At June 30, 1999, the Company has available to reduce future taxable income, a net operating loss carryforward of approximately $850,000 which expires in the years 2003 through 2018.

This net operating loss carryforward may result in future income tax benefits; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1999 and 1998 are as follows:

                                                          1999          1998
                                                       ---------    ----------
   Deferred tax liabilities                            $   -        $    -
                                                       =========    ==========
   Deferred tax assets
     Net operating loss carry forwards                   289 000       283 500
     Valuation allowance for deferred tax assets        (289 000)     (283 500)
                                                       ---------    ----------
                                                       $   -        $    -
                                                       =========    ==========

For the years ended June 30, 1999 and 1998 the valuation allowance was increased by $5,500 and $36,000, respectively.

NOTE 10 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to report the fair value of financial instruments, as defined. Estimates of fair value are made at a specific point in time, based on relative market information about the financial instrument. The carrying amounts of current assets, current liabilities and notes payable approximate fair value.

                          INDEPENDENT AUDITORS' REPORT
                           ON SUPPLEMENTAL INFORMATION





To the Stockholders and Directors
Pierce International, Inc.

Our report on our audit of the basic financial statements of Pierce International, Inc. for the years ended June 30, 1999 and 1998 appears on Page F-1. The audit was made for the purpose of forming an opinion on the basic financial statements, taken as a whole. The accompanying supplementary schedules are presented for purposes of additional analysis and are not a required part of the basic financial statements taken as a whole. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying supplemental information has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial  statements,  the  Company's  ability  to  continue  in  existence  is dependent upon their obtaining additional equity capital and ultimately attaining and maintaining profitable operations. The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The supplementary information does not include any adjustments that might result from the outcome of this uncertainty.


                                             SPICER, JEFFRIES & CO.




Denver, Colorado
September 22, 1999


                                                                                                                         SCHEDULE V


                                                 PIERCE INTERNATIONAL, INC.
                                                    PROPERTY AND EQUIPMENT
                                                    ----------------------


                                     Beginning           Additions                           Other changes add
      Classification                  balances            at cost          Retirements       (deduct)-describe       Ending balances
      --------------                  --------            -------          ----------        -----------------       ---------------
Year Ended June 30, 1998

  Mineral properties                 $  434 918          $    --           $    --               $    --               $  434 918
  Furniture and equipment                 7 705               --                --                    --                    7 705
  Strawboard equipment                   57 120               --                --                    --                   57 120
                                     ----------          ---------         ---------             ---------             ----------

                                     $  499 743          $    --           $    --               $    --               $  499 743
                                     ==========          =========         =========             =========             ==========

Year ended June 30, 1999

  Mineral properties                 $  434 918          $    --           $    --               $    --               $  434 918
  Furniture and equipment                 7 705               --                --                    --                    7 705
  Strawboard equipment                   57 120               --                --                    --                   57 120
                                     ----------          ---------         ---------             ---------             ----------

                                     $  499,743          $    --           $    --               $    --               $  499 743
                                     ==========          =========         =========             =========             ==========









                                                                                                                             F-12






                                                                                                                       SCHEDULE VI


                                                PIERCE INTERNATIONAL, INC.
                                        ACCUMULATED DEPRECIATION AND AMORTIZATION
                                                 OF PROPERTY AND EQUIPMENT
                                                 -------------------------


                                  Beginning           Additions                           Other changes add
      Classification               balances            at cost          Retirements        (deduct)-describe       Ending balances
      --------------               --------            -------          -----------        -----------------       ---------------

Year ended June 30, 1998

  Mineral properties              $    --             $    --           $    --                $    --                $    --
  Furniture and equipment            5 674                 883               --                     --                   6 557
                                  --------            --------          --------               --------               --------

                                  $  5 674            $    883          $    --                $    --                $  6 557
                                  ========            ========          ========               ========               ========

Year Ended June 30, 1999

  Mineral properties              $    --             $    --           $    --                $    --                $    --
  Furniture and equipment            6 557                 883               --                     --                   7 440
                                  --------            --------          --------               --------               --------

                                  $  6 557            $    883          $    --                $    --                $  7 440
                                  ========            ========          ========               ========               ========


                                                                                                                          F-13
