Form 10-K/A
period 1999-06-30
PIERCE INTERNATIONAL INC
filed 1999-10-21
CIK 823387

FORM 10-K/A

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

     As of June 30, 1999, 7,030,703 shares were outstanding and the aggregate market value of stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price was $0.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

     (a) Principal Market or Markets. The Company's stock is traded on the OTC bulletin board under the symbol PRCI. Trading resumed September 18, 1997. High and low bid prices for the last three quarters are as follows:

                     Calendar 1997           Calendar 1998       Calendar 1999
Quarter Ended:        Low   High               Low   High         Low   High
--------------        ---   ----               ---   ----         ---   ----

First                 N/A   N/A                .10   .30         .06     .12
Second                N/A   N/A                .13   .24         .05     .08
Third                 N/A   N/A                .03   .23         .05     .10
fOURTH                .01   .03                .05   .14

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

Item 6. Selected Financial Data.
--------------------------------

     The following table sets forth certain selected financial data with respect to the Company.

     Balance Sheet Data: At June 30,
     -------------------------------

                                 1999          1998          1997          1996          1995
                                 ----          ----          ----          ----          -----

    Total Assets                505,678       506,504       564,849       570,562       584,041
    Long Term Debt               42,080             0       200,000       200,000       200,000
    Working Capital            (576,675)     (537,684)     (315,755)     (217,311)     (220,578)
    Total Liabilities           631,256       550,128       527,130       446,429       453,130
    Stockholder's Equity       (125,578)      (43,624)       37,719       124,133       130,911
    Deferred Revenue                  0             0             0             0             0

     Statement of Operations Data: For the year ended June 30,
     ---------------------------------------------------------

                                1999           1998           1997          1996           1995
                                ----           ----          ----           ----           ----

    Revenues                   53,493         134,865        135,410       245,947       210,357
    Net Earnings (Loss)       (89,904)       (101,283)      (106,414)       (6,778)       52,465
    Net Earnings (Loss)
      Per Common Share         (0.013)         (0.015)        (0.017)       (0.001)        0.009



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of the Year Ended June 30, 1999.

Introduction
------------

     The Company is concentrating on its two major industries, natural resources and industrial development. The Company is making a concentrated effort to sell strawboard equipment, and to presell strawboard.

Liquidity
---------

     At June 30, 1999, the Company has cash of $12,501. For the year ended June 30, 1999, the Company increased cash by $12,215 resulting from a use of cash in operating activities of $103,166 offset by advances from officers of $73,301 and increases in notes payable of $42,080.

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

     None

                                    PART III

Item 10. Directors and Executive Officer of the Registrant.
-----------------------------------------------------------

     The Directors and Officers of the Company are as follows:

             Name              Age             Position
             ----              ---             --------

         Pierce D. Parker       72      Director, Chairman of the Board, and
                                         President

         Nancy A. Cooper        40      Director, Vice President and Secretary

         Richard F. Douglas     71      Director

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

Richard F. Douglas, PH.D.
-------------------------

     Dr. Richard F. Douglas, age 71, currently serves as a Director of the Company, a position he has held since September, 1998. Dr. Douglas worked as a geologist with the United States Geological Survey in the early 1950's. During that time period, he also served in Angola, then Portuguese West Africa, carrying out mineral exploration under an aid program of the United States to assist in the economic development of African countries after World War II. From 1963 to 1966, Dr. Douglas was employed by AMAX in its minerals exploration division. From 1966 to 1986, Dr. Douglas was Vice President and then President of David S. Robertson & Associates, Inc., a consulting firm that carried out mineral assignments for major companies world-wide. Since 1986, Dr. Douglas has carried out under his own name a minerals consulting practice, largely dealing with valuations of mineral properties. Dr. Douglas received a Bachelor of Science Degree in geology from the University of Washington in 1950, an MD Degree from Columbia University in 1960 and a Ph.D. Degree from Columbia University in 1966. Dr. Douglas has authored six papers appearing in international technical publications, served on two National Academy of Science boards (1975; 1977) assessing U.S. uranium resources, and was jointly awarded (with David S. Robertson) the Barlow Gold Medal in 1969 by the Canadian Institute of Mining and Metallurgy (CIMM).

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

                                                                Percent of Class
Name and Address                    Amount of                       Currently
of Beneficial Owner              Beneficial Ownership              Outstanding
-------------------              --------------------           ----------------


Pierce D. Parker                    2,146,400 (1)                    29.70%
13041 N. Travois Trail
Parker, Co 80134

Nancy A. Cooper                       593,100 (2)                     8.00%
19754 E. Euclid Dr.
Aurora, CO  80016

All Directors and Officers as
a Group (3 Persons)                  2,739,500 (1)(2)(3)             37.91%

1)   Includes  1,520,000 shares owned directly by Dr. Parker, and 626,400 shares
     owned  by  Parker   Consulting   Services   (Dr.   Parker  is  the  primary
     shareholder).

2) Includes 57,550 shares owned directly by Nancy A. Cooper and 340,000 owned by Nancy Cooper As Custodian for Michael Parker Cooper, also includes shars owned by Mark Cooper and Cooper International Counsulting.

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

                                                   Pierce International, Inc.

Dated:  October 18, 1999                           BY: /s/  Pierce D. Parker
                                                       -------------------------
                                                     Pierce D. Parker, President

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                              Capacity
         ---------                              --------


/s/  Pierce D. Parker
----------------------------        Chairman of the Board, President and
Pierce D. Parker                    Director (Chief Executive Officer, and
                                    Principal Financial and Accounting Officer)
October 18, 1999
------------------
Date

/s/  Nancy A. Cooper
----------------------------        Vice President, Secretary and Director
Nancy A. Cooper

October 18, 1999
------------------
Date

/s/  Richard F. Douglas
-----------------------------       Director
Richard F. Douglas

October 18, 1999
----------------
Date

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
