Form 10-Q
period 1999-09-30
PIERCE INTERNATIONAL INC
filed 1999-11-08
CIK 823387

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarter Ended                                            Commission file
 September 30, 1999.                                             No. 33-17679-D
 -------------------                                             --------------

                           PIERCE INTERNATIONAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Colorado                                                   84-1067694
--------                                                   ----------
(State or other jurisdiction of                            (I.R.S. Employer ID.)
incorporation or organization)

               6746 S Revere Parkway Ste 130, Englewood, CO 80112
               --------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

Registrants's telephone number, including area code (303)-792-0719

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No______


              Class                      Outstanding at September 30, 1999
     --------------------------          ---------------------------------
     Common Stock, no par value                   7,215,703

                                      INDEX

PART I - FINANCIAL INFORMATION *
--------------------------------

     ITEM 1. Unaudited Financial Statements

     Balance Sheets - September 30, 1999* (unaudited)
     and June 30, 1998                                                      3

     Statements of Operations - Three Months Ended
     September 30, 1997, 1998 and 1999 (unaudited)                          4

     Consolidated Statement of Changes in Stockholders' Equity -
     For The Three Months Ended September 30, 1999 (Unaudited)
     and the Years Ended 1997, and 1998.                                    5

     Statement of Cash Flows - Three Months Ended
     September 30, 1997, 1998 and 1999 (unaudited)                          6

     Notes to Financial Statements                                          7

     ITEM 2.  Management's Discussion and Analysis                          9

PART II - OTHER INFORMATION
---------------------------

     ITEMS 1 THROUGH 6                                                      10

     Signature                                                              10




*The accompanying financial statements are not covered by an independent certified public accountants' report.



                           PIERCE INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                     ASSETS


                                                         UNAUDITED
                                                       September 30,     June 30,
                                                            1999           1999
                                                            ----           ----
CURRENT ASSETS:
        Cash                                            $     2,594    $    12,501
        Investments                                          (9,320)          --
        Other                                                  --             --
                                                        -----------    -----------
                Total Current Assets                         (6,726)         12501

PROPERTY AND EQUIPMENT: (Note 1)
        Undeveloped mineral property (Note 2)               434,918        434,918
        Furniture and Equipment                               8,347          7,705
        Stawboard equipment (Note 3)                         57,120         57,120
                                                        -----------    -----------
                                                            500,385        499,743

             Less accumulated depreciation
                 and amortization                            (7,661)        (7,440)
                                                        -----------    -----------


                 Net property and equipment                 485,997        504,804
                                                        -----------    -----------

OTHER ASSETS                                                    875            874
                                                        -----------    -----------
                                                        $   486,872    $   505,678
                                                        ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
        Accounts payable and accrued liabilities        $    33,240    $    51,263
        Advances and accrued expenses from
             officers/directors/stockholders (Note 4)       548,243        537,913
                                                        -----------    -----------

                Total current liablities                    581,483        589,176
                                                        -----------    -----------

NOTES PAYABLE (Note 6)                                       46,158         42,080
                                                        -----------    -----------

COMMITMENTS (Note 5)

STOCKHOLDERS' DEFICIT (Notes 7 and 8)
        Preferred stock, no par value;
             400,000 shares authorized;
             80,000 shares issued and outstanding            20,000         20,000
        Common stock, no par value; 30,000,000
             shares authorized;  7,215,703 and
             7,030,703 shares issued and outstanding
             as of September 30, June 30,1999,
             respectively                                   872,432        872,432
        Deficit                                          (1,018,010)    (1,018,010)
                                                        -----------    -----------

                Total stockholders' deficit                 (15,191)      (125,578)
                                                        -----------    -----------
                                                        $   486,872    $   505,678
                                                        ===========    ===========

                                       3

                           PIERCE INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS


                       THREE MONTHS ENDING SEPTEMBER 30TH

                                       UNAUDITED
                                         1999           1998            1997
                                         ----           ----            ----

REVENUE:
        Sales                                --      $       985    $    35,000
        Cost of Goods Sold                  1,299            576           --
                                      -----------    -----------    -----------

GROSS MARGIN                               (1,299)           409         35,000

EXPENSES:
        Administrative                      6,000         14,245         21,326
        Bad Debt Reserve                     --             --           22,478
        Outside Services                    3,844          3,769         14,325
        Advertising and promotion           1,264          2,321          3,990
        Professional Fees                   1,924           --             --
        Lease Rental                        3,672           --             --
                                      -----------    -----------    -----------

             Total expenses                16,704         20,335         62,119

NET OPERATING LOSS                        (18,003)       (19,926)       (27,119)

        Other Income                         --             --           18,000
        Recovery of Bad Debt                2,812          4,336         61,681
        Foreign Exchange Loss                --             --              243
        Loss on Investment                   --             --             (318)
        Other Expenses                       --             --           (1,645)
                                      -----------    -----------    -----------

NET LOSS                                  (15,191)       (15,590)        50,842
                                      ===========    ===========    ===========

NET LOSS PER
     COMMON SHARE                     ($    0.002)   ($    0.002)   $     0.008
                                      ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                   7,215,703      6,861,120      6,319,165
                                      ===========    ===========    ===========


                                           PIERCE INTERNATIONAL, INC.
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     YEARS ENDED JUNE 30, 1996, 1997, 1999



                                              Preferred Stock                Common Stock
                                            Shares        Amount        Shares         Amount         Deficit
                                            ------        ------        ------         ------         -------

Balances, June 30, 1996                          --     $      --         5980703    $   844,542    ($  720,409)

     Issuance of 80,000 shares of
       preferred stock                          80000         20000          --             --             --

     Issuance of 400,000 shares of
       common stock in lieu of services          --            --         400,000           --             --

     Net loss                                    --            --            --             --         (106,414)
                                          -----------   -----------   -----------    -----------    -----------

BALANCES, June 30, 1997                        80,000        20,000     6,380,703        844,542       (826,823)

     Issuance of 845,000 shares of
       common stock in lieu of services          --            --         845,000         19,940           --

     Net loss                                    --            --            --             --         (101,283)
                                          -----------   -----------   -----------    -----------    -----------

BALANCES, June 30, 1998                        80,000        20,000     7,225,703        864,482       (928,106)

     Issuance of 105,000 shares of
       common stock in lieu of services          --            --         105,000         19,950           --

     Common stock returned                       --            --        (300,000)       (12,000)          --
     Net loss                                    --            --            --             --          (89,904)
                                          -----------   -----------   -----------    -----------    -----------

Balances, June 30, 1999                        80,000        20,000     7,030,703        872,432     (1,018,010)

     Issuance of 185,000 shares of
       common stock in lieu of services          --            --         185,000           --             --

     Net loss for quarter ending
     September 30, 1999                          --            --            --             --          (15,191)

Balances, September 30, 1999                   80,000        20,000     7,215,703        872,432    ($1,033,201)
                                          ===========   ===========   ===========    ===========    ===========


                                                      5

                             PIERCE INTERNATIONAL, INC.
                              STATEMENT OF CASH FLOWS


                        FOR THREE MONTHS ENDED SEPTEMBER 30,

CASH FLOWS FROM OPERATING ACTIVITIES:                     1999       1998       1997
                                                          ----       ----       ----

    Net Income (Loss)                                   (15,191)   (15,726)    50,842

    Adjustments to reconcile net loss
      to cash used in operating activities:
        Depreciation and amortization                       221        221        221
        Changes inoperating assets and
        liabilities
        Decrease (Increase in accounts receivable         1,186     43,878
        Decrease Yorkton Security                                       64
        Decrease C. Henry Receivable                                 4,448
        Increase Other Assets                                                 (12,550)
        Increase in Bank Overdraft                                              1,049
        (Decrease) Increase in accounts payable
        and accrued expenses                              4,519    (32,504)    (6,520)
CASH FLOWS FROM INVESTING ACTIVITIES:
        Loss in sale of investments                        (642)                 (679)
        (Increase) decrease in property and equipment                         (11,205)
        (Increase) decrease in investments                                    (32,182)
CASH FLOWS FROM FINANCING ACTIVITIES
        Receipts/payments on advances from officers/
        directors/stockholders                                                    178
        Proceeds from Bginning Retained Earnings                       11
                                                        -------    -------    -------

(DECREASE) INCREASE IN CASH                              (9,907)       392    (10,846)

CASH, JULY 1                                             12,501        286      10846
                                                        -------    -------    -------
CASH SEPTEMBER 30                                         2,594        678          0
                                                        =======    =======    =======


                                       6

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ----------------------------------------------------------

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

2.   UNAUDITED INFORMATION:
     ----------------------

     The information furnished herein was taken from the books and record of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect properly the results of the interim periods presented. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the year. These interim financial statements should be read in conjunction with the Company's annual report and report on Form 10-K for the year ended June 30, 1999.

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


3.   UNDEVELOPED MINERAL PROPERTY:
     -----------------------------

     On  June  11,  1996,   PI  reclaimed   the  "Como"   property  from  Pierce
     International Discovery, Inc. (PIDI). PIDI, a 17.24% owned subsidiary, failed to comply with the stock purchase agreement. Como consists of gold and gravel mining leases, and claims on a property situated approximately 50 miles southwest of Denver, Colorado, near Como, Colorado in Park County.

4.   STRAWBOARD INVESTMENT:
     ----------------------

     The Company purchased strawboard equipment for $57,120. This equipment is seen as an investment and the Company intends to resell the equipment.

5.   RELATED PARTY PAYABLE AND RELATED PARTY TRANSACTIONS:
     -----------------------------------------------------

     Advances include $156,462 due Piece D. Parker, officer and director, or his company, Parker Consulting Services, and $200,000 is accrued consulting fees due Pierce D. Parker.

6.   COMMITMENTS:
     ------------

     As of September 30, 1999, PI had the following long term note payable:

          PCS Profit Sharing Plan      $401,386

     PI is  obligated  to pay  $401,386  to Parker  Consulting  Services  Profit
     Sharing Plan, owned by Pierce D. Parker, for funds it pledged for the purpose of funding the Como project. This debt is to be paid from net profits generated by the Como property.

7.   STOCKHOLDERS' EQUITY:
     ---------------------

     As of September 30, 1998, PI had 7,215,703 common shares issued and outstanding. There are 30,000,000 shares authorized. A reverse split of 1 for 25 shares was approved on March 13, 1996.

     Of the total shares outstanding, 160,000 shares were issued as part of PI's initial public offering and are free trading stock. All other shares have been held a minimum of 1 year and could be sold under Rule 144.

                           PIERCE INTERNATIONAL, INC.
                                    UNAUDITED
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

7.   STOCKHOLDERS' EQUITY:(continued)
     --------------------------------

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

8.   INCENTIVE STOCK OPTION PLAN:
     ----------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended September 30, 1999.
--------------------------------------------------------------------------------

Introduction
------------

     The Company is concentrating on its two major industries, natural resources and industrial development. The Company is making a concentrated effort to sell strawboard equipment, and to presell strawboard.

Liquidity
---------

     Working capital at September 30, 1999 was a negative $19,157. A significant portion of current liabilities are advances from stockholders. Cash flow continues to be irregular and the Company will continue to rely heavily on its current investments to produce future cash flow.

Results of Operations
---------------------

     During the quarter ended September 30, 1999, the Company had net income of $2,812 The Company had an operating loss of $15,191. The Company was able to recover a portion of bad debt it had allowed for in an earlier period. The payment was made in marketable securities. In addition, the Company received payment of fees related to it's strawboard business and there was not any cost of goods associated with these fees. Although the Company produce income for the quarter, it continues to struggle to develop reoccurring revenue.


PART II - OTHER INFORMATION

ITEMS #1 THROUGH #6 (a) - No response required.

ITEM 6 (b) - No reports were filed on the Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PIERCE INTERNATIONAL, INC.

Dated: October 21, 1999                   BY: /s/ Pierce D. Parker
-----------------------                   ------------------------
                                          Pierce D. Parker,
                                          President (Chief Financial and
                                          Accounting Officer)