Form 10-Q
period 1999-12-31
PIERCE INTERNATIONAL INC
filed 2000-04-13
CIK 823387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999


                          Commission file No. 33-17679

                          NORTH AMERICAN DATACOM, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                      84-1067694
  (State of incorporation)               (I.R.S. Employer Identification Number)

                       751 County Road 989 Iuka, MS 38852
               (Address of principal executive offices) (Zip Code)


                                 (662) 424-5050
                          Registrant's telephone number

                           Pierce International, Inc.
            6746 South Revere Parkway, Suite 130, Englewood, CO 80112
                        (Former name and former address)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_ _

On March 31, 2000 the Company had 29,920,000 outstanding shares of common stock

                                      INDEX

PART I - FINANCIAL INFORMATION:

      Item 1.Consolidated and Condensed Financial Statements          Page

           Balance Sheets                                               3

           Statements of Operations                                     4

           Statements of Changes in Stockholders' Equity                5

           Statements of Cash Flows                                     6

           Notes to Financial Statements                                7

      Item 2.Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       12

PART II - OTHER INFORMATION AND SIGNATURE

      Items 1 through 6                                                14

      Signature                                                        14

                          NORTH AMERICAN DATACOM, INC.
                                 BALANCE SHEETS
                                    UNAUDITED

                                     ASSETS


                                         December 31,         June 30,
                                            1999               1999*
Current Assets
        Cash                             $ 410,626           $ 722,353
        Accounts Receivable                  7,263                  --
        Notes Receivable                    85,741                  --
        Other                              154,893             154,033
                  Total Current Assets     658,523             876,386

Investments (Note 2)                       208,462             322,500
                                         ------------       ------------

Property and Equipment:
        Leasehold Property                   5,655               3,758
        Computers and Equipment            729,550              38,009
        Communications Equipment           271,619              94,016
        Other Equipment                     12,316               6,617
                                          --------             -------
                                         1,019,140             142,400

        Less Accumulated Depreciation
          and Amortization                 (17,570)             (5,570)
                                          --------             --------
            Net Property and Equipment   1,001,570             136,830
                                         ---------          ------------

Goodwill                                   470,000

Other Assets                               702,554              24,446
                                         ----------        ------------
                  Total Assets          $3,041,109          $1,360,162
                                        ==========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued
          Expenses                         662,500              25,375
        Advances from Related Parties       99,371              16,647
        Other                               28,023              28,235
                                          ---------          ---------
            Total Current Liabilities      789,894              70,257
                                           -------              ------


  Notes Payable                             10,000              30,079
                                          ---------         ----------
                  Total Liabilities        799,894             100,336

Commitments (Note 5 and 7)

Stockholders' Equity  (Note 9)
   Convertible Preferred Stock, No Par
     Value; 400,000 Shares Authorized;
     80,000 and 51,212 Shares Issued
     and Outstanding                          20,000            512,120
   Common Stock, No Par Value; 30,000,000
     Shares Authorized; 29,920,000 and
     13,568,9989 (as adjusted) Shares
      Issued and Outstanding               2,684,273            694,251
   Net Unrealized Gain (Loss) on
     Investments, Net of Taxes (Note 3)      (41,650)            47,125
   Retained Earnings (Accumulated Deficit) ( 421,408)             6,330
                                           ---------             ------
      Total Stockholders' Equity           2,241,215          1,259,826
                                           ---------          ---------
      Total Liabilities And Stockholders'
            Equity                       $ 3,041,109        $ 1,360,162
                                         ===========        ===========

See accompanying notes to financial statements.

                          NORTH AMERICAN DATACOM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                           For the         For the Six             Inception
                      Three Months Ended   Months Ended       September 30,1998
                         December 31      December 31,1999  to December 31, 1999
                        1999       1998

Net Service Revenues  $74,221        --     $98,210                     --

Cost of Services        7,329        --       7,329                     --
                      --------     ----    ---------                  -----

Gross Profit           58,207        --     $90,881                     --

Selling, General and
Administrative
Expenses              322,144        --    $524,929                     --

Operating Loss       (255,252)             (434,048)                    --

Other Income
(Expenses), Net         2,437        --       6,303                     --
                     --------     ------     ------                   -----
    Net Loss        ($252,815)   $    0   ($427,745)                 $   0
                   ----------    ------    ---------                 -----

Other Comprehensive income:
  Net Unrealized
  Gain (Loss) on
  Investments
  (Note 2)            (41,650)       --     (41,650)                    --

 Comprehensive
   Loss             ($294,465)    $   0    $469,395)                 $   0


Basic and Diluted
 Loss per Common
 Share (Note 1)      ($ 0.012)    $  --      ($0.19)                 $   0
                     ==========  =======      ======                 =====

Comprehensive Loss
per Common Share
 (Note 1)            ($ 0.014)    $  --     ($0.021)                 $  --
                     ========     =====     ========                 =====

Cash dividends per
 common share         $     0     $  0       $    0                  $   0



* Company started operations in January 1999. See accompanying notes to financial statements.

                          NORTH AMERICAN DATACOM, INC.
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the
       Period from Inception (September 1, 1998) through December 31, 1999
                                    (Note 9)

                                                                                                Net Unrealized
                                      Preferred   Stock       Common   Stock     Accumulated     Gain (Loss)on    Stockholders'
                                     Shares       Amount     Shares     Amount     Deficit        Investments        Equity

Balances, September 1, 1998             --           --          --        --           --                --              --

 Issuance of initial common stock       --           --     500,000       500           --                --        $    500

 Exchange stock for securities          --           --   3,000,000   500,000           --                --         500,000

 Acquisition of Freedom                 --           --      50,000    61,251           --                --          61,251

 Exchange of notes for
   preferred stock                  51,212     $512,120          --        --           --                --         512,120

  Stock issued to employees             --           --     450,000   112,500           --                --         112,500

  Issuance of stock for
    services                            --          --       10,000    10,000           --                --          10,000

  Sale of common stock                  --          --       20,000    10,000           --                --          10,000

 Unrealized gain on Investments         --          --           --        --           --          $ 47,125          47,125

  Net Loss                              --          --           --        --      $ 6,330                             6,330
                                   -----------------------------------------------------------------------------------------

Balances, June 30, 1999             51,212     512,120    4,030,000   694,251        6,330            47,125       1,259,826

Conversion of preferred shares
    to common stock                (51,212)   (512,120)   2,048,480   512,120           --                --              --

 Exchange of notes for common
     stock                              --          --      164,916   109,348           --                --         109,348

 Issuance of stock for services         --          --       85,000     1,000           --                --           1,000

 Sale of Common Stock                   --          --      175,500   227,500           --                --         227,500

 Acquisition of Action
     Communication                      --          --      150,000   600,000           --                --         600,000

 Acquisition of  PRCI               80,000      20,000   23,266,104   440,000           --                --         460,000

 Issue of shares for sevices
       rendered.                        --          --         *      101,276           --                --         101,276

  Net unrealized gain from
        investments                     --          --           --        --           --           (88,175)       (88,175)

  Net loss for 6 months
      ended December 31, 1999           --          --           --        --     (427,738)               --       (453,940)

                                 -------------------------------------------------------------------------------------------------

Balances, December 31, 1999         80,000     $20,000   29,920,000 $2,684,273    (421,408)          (41,650)    $2,241,215


                See accompanying notes to financial statements.

                          NORTH AMERICAN DATACOM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Inception (September 1,
                                         For the six months ended     1998) through December 31,
                                           December 31, 1999                     1998
                                          -------------------         -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                   ($   427,739)                   $       0
                                           -------------                   -----------

Adjustments to reconcile net loss to
cash provided by operations:
      Depreciation and amortization              12,000
      Increase in accounts receivable            (8,318)                     (29,449)
      Decrease notes receivable                 (72,415)
      Increase in accounts payable
        and accrued expenses                     654,894                          --

Net Cash provided by (used in) operating         158,422                      (29,449)
                                           --------------                -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of property and equipment        (847,747)                      (2,801)
      Purchase of investments                                                (750,000)
      Increase in other assets                  (228,108)                     (10,094)
                                               -----------                   ---------

Net Cash from investing activities            (1,075,855)                    (762,895)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase in advances from related
        parties                                   10,000                      293,316
      Proceeds from sale of common stock         577,903                      502,247
      Increase in Notes payable                   81,915                           --
                                                --------                      -------

Net Cash provided by financing activities     $  605,706                    $ 795,563
                                              -----------                   ---------

 (DECREASE) INCREASE IN CASH                 ($  311,727)                      $3,219

CASH, beginning of period                     $  722,353                            0

CASH, end of period                           $  410,686                    $   3,219


                 See accompanying notes to financial statements.

                          NORTH AMERICAN DATACOM, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  Operations and Acquisitions:

      In the opinion of the Company, the accompanying unaudited financial statements contain adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of December 31, 1999, and its results of operations for the three- and six-month periods ending December 31, 1999 and 1998, and its cash flows for the six-month period ending December 31, 1999 and 1998. The results of operations for the three- and six-month periods ending December 31, 1999 and 1998 are not necessary indicative of the results to be expected for the fiscal year.

      Effective December 21, 1999, North American Software  Associates,  Limited
(NAS) merged into Pierce International, Inc. ("PRCI") in exchange for 76,801,017 shares of the PRCI's common stock. The merger was accounted for as a reverse acquisition, whereby NAS was treated as the acquirer and PRCI as the acquired because the former shareholders of NAS owned a controlling interest in the Company at the date of the merger. Purchase accounting was performed on PRCI based upon its fair market value at the date of acquisition. The fair value of PRCI was based upon the average share price of PRCI near the date the merger agreement was consummated. The valuation of PRCI, including transaction costs, approximated $400,000; substantially all of which has been allocated to goodwill.

      The Company was incorporated in September 1998 to provide a variety of telecommunications services. The offices of the Company are located in a
state-of-the-art   170,000  square  foot  office  building,   located  in  Iuka,
Mississippi. This facility was originally constructed for the National Aeronautics and Space Administration in 1993 to support the advanced solid rocket motor project. When completed, the facility housed a fully functional $20 million computer and network operations center, and provided information processing and on-line data storage with a high level of security. Budget cuts for the space shuttle caused the closure of this facility in 1996. In January, 1999, the Company entered into a 10-year lease for use of the facility at an annual rent of approximately $87,500. The Company believes that this facility, with its existing infrastructure and security features, is ideally suited for the Company's current and future needs.

      The Company is engaged, or plans to engage, in the following lines of business:

            Internet Access
            Remote Data Storage
            Consulting
            Telecommunication Projects
            Fiber Optic and Broadband Wireless Network

      On April 1, 1999, the Company acquired all the assets of Freedom 2000, a local Internet service provider (ISP), in exchange for 577,123 shares of the restricted common stock of the Company.

      On December 3, 1999 the Company acquired all the common stock of Action Communications, Inc. for approximately 1,731,339 shares of the restricted common stock of the Company. Action provides digital and alpha numeric paging to nine southeastern states, and is currently expanding its coverage area to include portions of the eastern and southwestern United States. Action is also a specialized mobile radio carrier providing dispatch, telephone and Global Position System services. This transaction is currently being treated for accounting purposes as a purchase of assets and liabilities. Revenues and expenses are consolidated as of December 3, 1999, but not prior to this date. From July 1, 1999 to December 3, 1999 Action had approximate revenues of $85,000 and net operating income before taxes of approximately $40,000.

                          NORTH AMERICAN DATACOM, INC.
                          NOTES TO FINANCIAL STATEMENTS




1.   Operations and Acquisitions: (continued)

      As of December 31, 1999, the Company had 16 full-time employees, and plans to hire additional employees as may be required by the level of its operations.

2.  Summary of Significant Accounting Policies:

      Investments are classified as available-for-sale and are reported at estimated fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary, are included in other income. The cost of securities sold is based on the specific identification method and interest earned is included in other income.

      Basic and diluted loss per share of common stock have been computed based upon the weighted average number of shares outstanding during the three- and six-month periods ending December 31, 1999, and 1998. Common stock equivalents were not considered, as their effect would be antidilutive.

Continuing Operations -- The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and satisfaction of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the Company raising additional capital, and attaining and maintaining profitable operations.

3. Investments:

            The Company's investments are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and estimated fair value of these investments were as follows at December 31, 1999, and June 30, 1999:

                                     Amortized         Gross Unrealized        Estimated
December 31, 1999                      Cost              Gains (Losses)        Fair Value
------------------------------------------------------------------------------------------
New York Regional Rail Options       $250,000              ($41,650)             $208,350
      Totals

June 30, 1999
New York Regional Rail Options       $250,000               $72,500              $322,500

      Totals

      The Company held assigned common stock interests in New York Regional Rail Corporation that were sold in May, 1999, with a realized gain of $200,000. Cash received was invested in money market instruments. The above represents options to acquire 500,000 shares of NY Regional Rail Corp common stock for $.12 per share.

      The Company is the manager and controlling entity of North American InfoTech (NAIT). This venture is developing a fiber optic network to provide access for the Company's vertically integrated information technology businesses to service Tier 2 communities in the Southeast, and eventually throughout the country. NAIT is a Delaware Limited Liability Corporation (or "LLC"). The Company plans to have future members of NAIT provide funds, rights-of-way, engineering, and services in exchange for their equity interests.

                          NORTH AMERICAN DATACOM, INC.
                          NOTES TO FINANCIAL STATEMENTS


4.   Long-term debt:

      During 1999, long term debt obligations of $350,000 held by shareholders were converted into Shares of Series A Preferred Stock. In November 1999 the Preferred shares were converted into 1,567,500 pre merger common shares of the Company. The Preferred share holders and certain note holders also held options, expiring in 2000 and 2001, to acquire approximately 1,263,750 pre merger common shares for $563,750. (See Note 9 and 10)

5.  Commitments:

      The Company currently leases 25,000 square feet at the former NASA facility from the State of Mississippi. The lease expires in December 2008. Total rentals under this lease for the year ending December 2000 will be $87,500, for the year ending December 2001 are $100,000, and for years ending December 2002-08 are $125,000 per year.

6. Non cash investing and financing activities:

      In September, 1998, the Company agreed with Robert Crawford, a Director and President of the Company, to exchange 1,500,000 shares of common stock for the assignment of 250,000 shares of New York Regional Rail Corporation (NYRR) common shares. In addition, the company exchanged a $250,000 Note for 250,000 additional NYRR common shares. In May 1999, the Company exercised its assignment at a guaranteed $1 per share, sold the 500,000 shares for a premium of a $1.40 per share and received $500,000, plus an additional $200,000 of income. See Notes 2 and 5.

      In October, 1998, the Company entered into an agreement with W. James White, a Director and Vice President of the Company, to exchange 1,500,000 of its common stock for a 25% equity interest in the Belize Interests Group (BIG) valued at $250,000. In June 1999, the Company exchanged the equity interest in BIG for the assignment of an option to acquire 500,000 common shares of NYRR for $0.12 cents per share. The options expire in December 2001.

      In May 1999, the Company entered into a subscription agreement for the sale of 300,000 shares of its common stock for $300,000. This subscription was terminated in July 1999 when the balance of $290,000 remained unfunded. The subscription was replaced with a stock purchase option.

7. Litigation:

      As of December 31, 1999, the Company was not a party to any litigation.

8. Related Party Payable and Related Party Transactions:

      In addition to those items discussed in Note 6, on November 30, 1999, the Company agreed to exchange options to acquire 85,000 and 105,000 shares of its pre merger restricted common stock to James White and Robert Crawford, for services each respectively provided to the Company in 1999. 1 1

9.   Stockholders' Equity:

      The Company was incorporated on September 1, 1998, and 500,000 shares of restricted common stock were issued to its sole incorporator. In September, 1998, the Company agreed to exchange 1.5 million shares for the assignment of 250,000 shares of restricted common stock of NYRR. The Company also exchanged a $250,000 convertible note for additional 250,000 shares of NYRR common stock.

                          NORTH AMERICAN DATACOM, INC.
                          FINANCIAL NOTES TO STATEMENTS


9.    Shareholders' Equity: (continued)

      In November, 1998, and January, 1999, the Company entered into employment agreements with five initial employees to issue pre merger 450,000 restricted common shares, based on a vesting formula, in exchange for $112,500.

      In February 1999, the Company exchanged 10,000 shares of its pre-merger common stock for services rendered.

      On April 1, 1999, the Company acquired the business and all the assets of Freedom 2000, a local internet service provider (ISP), in exchange for 50,000 shares on the pre merger restricted common stock of the Company.

      During the period from April, 1999, to December 3, 1999, the Company sold 195,500 shares of pre merger restricted common stock for a total of $237,500 at prices varying from $0.50 to $5.00 per share.

      In June, 1999, the Company exchanged 51,212 shares of convertible preferred stock for notes totaling $512,120. These preferred shares were converted into 2,125,396 shares of pre merger restricted common stock of the Company in November 1999.

      Notes issued by the Company between January and November 1999 were converted into pre merger restricted common stock of the Company in December, 1999.

      On December 3, 1999, the Company acquired all the equity of Action Communications, Inc. in exchange for 150,000 of the Company's pre merger restricted common stock.

      On December 21, 1999, the Company agreed to merge with PRCI. (See Note 1)

      On December 31, 1999, 22,300,000 shares of the 76,801,017 were issued and outstanding. The balance will be issued when the authorized shares are increased by vote of the shareholders (See Note 11). These shares are all restricted pursuant to S.E.C. Rule 144.

      Of the 7,515,705 shares outstanding prior to December 21, 1999, 3,356,950 shares were free trading stock as of December 31, 1999. Of the balance of the shares outstanding, all have been held a minimum of one year, except for 485,000 shares issued in the past 12 months that could be sold pursuant to Rule 144.

      The Company issued 80,000 shares of convertible Series I preferred stock. The stock was issued in conjunction with a private placement conducted by PRCI. The Series I Convertible Preferred Stock holders are entitled to dividends when and as declared by the Company's Board of Directors from funds which are legally available. The Series I Preferred Stock is convertible at any time into an identical number of shares of the Company's Common Stock.

      Holders of the Series I Convertible Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the Company's shareholders. Series I Convertible Preferred Stock do not have preemptive rights, and it is not redeemable.

10.   Stock Options Plan:

      As a result of the PRCI Merger, the Company has common stock options outstanding totaling 28,315,670 shares. Of these options, 26,416,744 were granted to former NAS shareholders. As part of the December 20, 1999, PRCI-NAS merger, an agreement was reached granting shareholders options to

                          NORTH AMERICAN DATACOM, INC.
                          NOTES TO FINANCIAL STATEMENTS


10.   Stock Options Plan: (continued)

purchase 1,898,926 common shares for 25 cents per share, as of December 20, 1999. These options are exercisable in the period July 1, 2000 to December 31, 2001. Documentation on these options will be provided to the shareholders.

      On August 10, 1987, the PRCI had adopted an Incentive Stock Option Plan (the Plan) whereunder options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue code of 1954, as amended (the "Code"). Pursuant to the Plan, options to purchase up to 400,000 shares of the Company's Common Stock may be granted to employees of the Company. This Plan is administered by the Board of Directors and will be reviewed by the Board to determine is future applicability As of the date of this report, no options have been granted under this Plan.

11.    Subsequent Events

      On March 10, 2000, the Company held a shareholders' meeting, and three items were approved. The first item approved was the amendment of the Company's Articles of Incorporation, such that the authorized capitalization of the Company will be increased to 150,000,000 shares of common stock, $0.01 par value, and 10,000,000 shares of preferred stock, no par value.

      The second item of business approved was to change the name of the Company to North American DataCom, Inc. The last item of business approved was the merger of the Company and Pierce International, Inc. (a Delaware corporation). The terms of the merger were provided in the proxy statement for the meeting, which was sent to all of the Company's shareholders of record February 4, 2000.

      The Company's common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the trading symbol "PRCI." The Company received notice from OTCBB that, as of March 16, 2000, the Company was not in compliance with the National Association of Security Dealers, Inc. (NASD(R)) filing requirements. The letter "E" was appended by the OTCBB to the trading symbol of the Company, and the Company was advised that trading of the Company's common stock may be suspended on the OTCBB. If this occurs, the Company's shares would likely be traded on the "Pink Sheets," which could significantly reduce the ability of the Company's shareholders to readily trade it common stock.

      On April 7, 2000 the Company's OTCBB trading symbol was changed to "NADAE." The management of the Company believes that it will soon be in compliance with NASD(R) filing requirements, after which the symbol can be listed as "NADA."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying unaudited balance sheets and statements of operations.

SAFE HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This Quarterly Report on Form 10-Q and other reports and statements issued on behalf of the Company may include forward looking statements in reliance on the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to substantial risks and uncertainties, including those discussed below, and actual results may differ materially from those contained in any such forward-looking statement. The review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. Further, the Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

NORTH AMERICAN SOFTWARE ASSOCIATES, LIMITED MERGER WITH PIERCE INTERNATIONAL

      Effective December 21, 1999, NAS merged into Pierce International, Inc. in exchange for 76,801,017 shares of common stock. The merger was accounted for as a reverse acquisition since the former shareholders of NAS now own a controlling interest in the Company. In connection with this transaction, the management of the Company resigned and was replaced by the management of NAS.

      NAS was incorporated in September, 1998, to provide a variety of telecommunications services. The offices of NAS are located in a state-of-the-art 170,000 square foot office building, located in Iuka,
Mississippi. This facility was originally constructed for the National Aeronautics and Space Administration in 1993 to support the advanced solid rocket motor project. When completed, the facility housed a fully functional $20 million computer and network operations center and provided information processing and on-line data storage with a high level of security. Budget cuts for the space shuttle caused the closure of this facility in 1996. In January, 1999, the Company entered into a 10-year lease for an initial 25,000 square foot segment of this facility at annual rent of approximately $90,000. The Company has options to lease additional segments totaling 100,000. The Company believes that this facility, with its existing infrastructure and security features, is ideally suited for the Company's present and proposed business.

      As of December 31, 1999, the Company had 16 full time employees. The Company plans to hire additional employees as may be required by the level of its operations.

      The Company is engaged, or plans to engage, in the following lines of business:

      Internet Access. Since April, 1999, the Company has provided Internet service to approximately 850 customers in Mississippi, Tennessee and Alabama. Internet services provided by the Company include basic dial-up access to the Internet through standard computer modems, high speed Internet access, and the design and hosting of websites for customers.

      Remote Data Storage. The Company recently took delivery of equipment having a cost of approximately $700,000 that will allow third parties to store and access data stored in digital form on computer systems maintained and operated by the Company in its facility in Iuka, Mississippi. As of December 31, 1999, the Company did not have any agreements with any third parties regarding the storage of computer data.

      Consulting. The Company plans to assist corporations, government agencies,
and   institutions  in  upgrading  their  computer   systems  to  function  more
effectively with current economic, technical and commercial conditions.

      Telecommunication Projects. The Company, through expansion of its Action Communication business, plans to assist corporations, government agencies and institutions in the design and installation of their own internal telecommunications networks. The Company plans to use state-of-the-art technology, which will enable its clients to transfer and receive large amounts of data at high speed between both internal and external sources.

      Fiber Optic and Broadband Wireless Network. The Company plans to build a fiber optic and broadband wireless communications network, which will allow for the high-speed transmission of large amounts of data. It is expected that businesses, government agencies and institutions will use the Company network as a preferred alternative to existing telephone and satellite data transmission systems.

      The Company expects that the first phase of the network will cost approximately $120,000,000 and will link the following metropolitan regions:

      New Orleans, Louisiana
      Birmingham, Alabama
      Atlanta, Georgia
      Huntsville, Alabama
      Chattanooga, Tennessee
      Memphis, Tennessee

      The Company plans to fund the cost of its planned network through joint venture arrangements with third parties. The Company plans to provide initial capital to this venture. The Company's third party members in the venture will provide right-of-way access, equipment and engineering and other technical services. The Company plans to raise the initial capital funds for the venture through private placement sale of Company securities.

      As of December 31, 1999, the Company had entered into several preliminary agreements with third parties relating to this network.

Pierce International, Inc., the Former Company and Business

      The former Company, Pierce International, Inc. (PRCI), was incorporated under the laws of the State of Colorado on July 22, 1987, for the purpose of obtaining capital to pursue various business opportunities.

      In October, 1999, PRCI entered into an Exchange Agreement with Pierce Enterprises, Inc., by which PRCI agreed to transfer all of its assets to Pierce Enterprises, Inc. in exchange for the assumption by Pierce Enterprises, Inc. of all of PRCI's outstanding debt obligations. These include $156,462 due Piece D. Parker, officer and director, or his company, Parker Consulting Services, and a $200,000 accrued consulting fee obligation due Pierce D. Parker. Pierce Enterprises, Inc. also agreed to indemnify PRCI against any future liabilities related directly or indirectly to any of the assets being transferred. On November 4, 1999, all the assets and liabilities of the Company were transferred to Pierce Enterprises, Inc. Pierce Enterprises, Inc. is wholly owned by Pierce
D. Parker, and was formed solely for the purpose of assuming the liabilities of the Company in exchange for the transfer of its assets. The Exchange Agreement was approved by the shareholders of the Company at a special meeting held on November 5, 1999. See Form 8-K, dated November 5, 1999. With this exchange, all the businesses of PRCI were discontinued.

      As of December 20, 1999, PRCI had 7,515,705 outstanding shares of common stock and 80,000 outstanding shares of preferred stock. Each share of preferred stock is convertible into one share of common stock.

      Effective December 21, 1999, PRCI acquired all of the issued and outstanding shares of NAS in exchange for 76,801,017 shares of PRCI's common stock. The former shareholders of NAS became owners of a controlling interest in PRCI. In connection with this transaction, the former management of PRCI resigned and was replaced by the management of NAS.

Liquidity

      Working capital at December 31, 1999, was negative $140,202. The Company plans to continue to rely heavily on its current shareholders and option holders to fund operations for the foreseeable future.

Results of Operations

      During the quarter ended December 31, 1999, the Company had net loss from its current operations of $252,815. For the six-month period ending December 31, 1999, the Company had a net loss of $427,745. The Company started operations in January, 1999, and did not have operations in 1998. These losses are due to the incipient nature of the Company's operations and will likely continue for the foreseeable future as the Company continues to expand its operations.

      Revenues are currently derived from local Internet service (31%), local pager and communication services (63%) and investment income (6%). Both these business segments currently have positive operating margins. Management plans to significantly expand its ISP and its communication and pager services along the fiber optic network it plans. In addition, as of December 31, 1999, the Company invested approximately $700,000 in its Remote Data and Storage business and $58,325 for planning and engineering in its fiber optic venture affiliate, North American InfoTech. Neither of these business are expected to have revenues until the July-September quarter and are not planned to have for positive cash flows until Spring 2001.

     The Company has a computer programming staff that is currently providing programming assistance to the other business segments. The Computer Program Business Segment is negotiating contracts

PART II - OTHER INFORMATION

ITEMS 1 through 6 (a) - Form 8-K, dated December 20, 1999, provides responses required.

ITEM 6 (b) - Form 8-K, dated December 20, 1999, disclosing the merger of the Company with North American Software Associates, Ltd. was filed on January 3, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          NORTH AMERICAN DATACOM, INC.
                                          Formerly PIERCE INTERNATIONAL, INC.

                                          By /s/ Robert R.Crawford
                                             Robert R. Crawford
                                             Chief Executive Officer
DATE: April 7, 2000