Form 10QSB
period 2000-03-31
PIERCE INTERNATIONAL INC
filed 2000-06-19
CIK 823387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2000
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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


                                 (662) 424-5050
                         (Registrant's Telephone Number)



      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]





As of May 31, 2000, the Company had approximately 97,994,622 outstanding shares of common stock.

                                      INDEX


PART I - CONDENSED FINANCIAL INFORMATION                                  Page


 Item 1.  Unaudited Condensed Financial Information

      Condensed Consolidated Balance Sheets                                3

      Condensed Consolidated Statements of Operations                      4

      Condensed Consolidated Statement of Comprehensive Income             5

      Condensed Consolidated Statement of Changes in Stockholders' Equity  6

      Condensed Consolidated Statements of Cash Flows                      7

      Notes to Condensed Consolidated Financial Statements                8-12

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     12-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        14




PART II - OTHER INFORMATION AND SIGNATURES

      ITEMS 1 through 6                                                   14-15

      Signatures                                                           15

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                     March 31,        June 30,
                                                       2000             1999
Current Assets:
     Cash                                          $333,226          $722,353
     Accounts Receivable                             15,645                 -
     Notes Receivable (Note 9)                      135,741                 -
     Employee Advances                               42,393           154,033
                                               -------------       -----------
              Total Current Assets                  527,005           876,386
                                               -------------       -----------
Investments (Note 4)                                208,350           322,500
                                               -------------       -----------
Property and Equipment (Note 5):
     Leasehold Property and Improvements             15,986             3,758
     Computers and Equipment                        769,489            38,009
     Communications Equipment                       356,611            94,016
     Conduit and Optic Fiber                     14,269,500                 -
     Other Equipment                                 40,352             6,617
                                               -------------       -----------
                                                 15,451,938           142,400
     Less Accumulated Depreciation and
       Amortization                                 (35,946)           (5,570)
                                               -------------       -----------
         Net Property and Equipment              15,415,992           136,830
                                               -------------       -----------
Other Assets                                        486,812            24,446
                                               -------------       -----------
              Total Assets                      $16,638,159        $1,360,162
                                               =============       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Trade Note Payable (net of
       discount of $850,500)                   $ 14,269,500           $    -

     Accounts Payable (Note 7)                      662,500           25,375
     Accrued Expenses                                51,665           28,235
     Advances from Related Parties                  194,645           16,647
                                                -------------      -----------
              Total Current Liabilities          15,178,310           70,257
                                                -------------      -----------
     Notes Payable                                   30,079                -
                                                -------------      -----------
              Total Liabilities                  15,178,310          100,336
                                                -------------      -----------

Commitments and Contingencies (Note 6 and 8)
Stockholders' Equity (Note 10)
  Convertible Preferred Stock, No Par
  Value; 400,000 Shares Authorized; 51,212
  Shares Issued and Outstanding as of                     -          512,120
  June 30, 1999
Common Stock, $.001 Par Value; 150,000,000
  Shares Authorized; 97,824,622 (as adjusted)
  Shares Issued and Outstanding                   2,838,158          694,251
Other accumulated comprehensive income (Note 4)     (41,650)          47,125
     Retained Earnings (Accumulated Deficit)     (1,336,659)           6,330
                                                -------------      -----------
              Total Stockholders' Equity          1,459,849        1,259,826
                                                -------------      -----------
              Total Liabilities and
               Stockholders' Equity             $16,638,159       $1,360,162
                                                =============     ===========

                  See accompanying notes to financial statements.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
                              For the Three Months     For the Nine     For the
                                 Ended March 31,        Months Ended      period
                                                                          from
                                                                      inception
                                                                      (September
                                                                        1, 1998)
                                                                         through
--------------------------------------------------------------------------------

                              2000          1999         March 31,     March 31,
                                                           2000           1999

Net Service Revenues         $69,787       $ 1,875     $ 167,997      $  1,875

Cost of Services              22,420             -        29,742             -

Gross Profit                  47,367         1,875       138,255         1,875

Selling, General
  and Administrative Expenses 326,568       70,889     1,009,792        70,889

Operating Loss
                             (279,201)     (69,014)     (871,537)      (69,014)

Other Income (Expenses), Net      (70)           -         6,233             -

                 Net Loss    (279,271)      (69,014)     (865,304)     (69,014)

Basic and Diluted Loss per
  Common Share (Note 2)      $ (0.003)     $ (0.001)     $ (0.010)    $ (0.001)
                              =========      =======    ===========  ==========

Cash dividends per
 common share                   $   -          $  -         $   -      $    -

                 See accompanying notes to financial statements.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                    For the three months     For the nine months
                                       ended March 31,         ended March 31,
                                       2000        1999       2000       1999
                                     ----------  ---------   -------  --------

Net loss
                                    $(279,271)  $(69,014)   $(865,304) $(69,014)

Net unrealized loss on investments
(Note 4)                              (41,650)          -     (41,650)        -
                                     ----------  ---------    ---------  -------

Comprehensive loss
                                    $(320,921)   $(69,014)  $(906,954) $(69,014)
                                    ==========  =========    =========  ========

                 See accompanying notes to financial statements.

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the
        Period from Inception (September 1, 1999) through March 31, 2000
                                (Notes 9 and 10)
                                   (UNAUDITED)


                              Preferred            Common Stock           Additional   Accumulated    Net Unrealized   Stockholders'
                                Stock                                                                 Gain (Loss) on
                           Shares     Amount   Shares        Par Value       PIC         Deficit       Investments       Equity


Balances, September 1,     $ -         $ -      $ -             $ -          $ -         $  -              $ -            $ -
1998

 Issuance of                 -           -     500,000          500            -            -                -            500
initial common
        stock

 Exchange of stock for                       3,000,000        3,000        497,000          -                -          500,000
    investments

 Acquistion of
   Freedom                                      50,000           50         61,201          -                -           61,251

 Exchange of notes
for preferred stock      51,212      512,120         -             -           -            -                -          512,120

 Stock issued to               -          -    450,000           450       112,050          -                -          112,500
  employees

 Issuance of stock             -          -     10,000            10         9,990          -                -           10,000
for services

 Sale of common                -          -     20,000            20         9,980          -                -           10,000
stock

 Unrealized gain on
   Investments                 -          -         -              -            -           -            47,125          47,125

     Net loss                  -          -         -              -            -      (225,116)             -         (225,116)

Balances, June 30, 1999     51,212    512,120   4,030,000       4,030      690,221     (225,116)         47,125       1,028,380

Conversion of
preferred stock
 to common stock           (51,212)  (512,120)  2,048,480       2,048      510,072          -                -               -

 Exchange of notes
for common stock                -        -        164,916         165      107,939           -               -         108,104

 Issuance of stock
for services                    -        -         85,000          85       84,915           -               -          85,000

 Sale of common
stock                           -        -        175,500         176      227,324           -               -         227,500

 Acquisition of
Action Communications           -        -        150,000         150      599,850           -               -         600,000


Acquisition of
PRCI                       80,000     20,000    77,662,826     77,663           -       (246,239)            -        (148,576)

 Issuance of
shares for
services rendered              -          -      1,687,934      1,688       99,588           -                -         101,276

 Conversion of
PRCI preferred
stock to
common stock              (80,000)   (20,000)      80,000          80       19,920           -                -              -

 Conversion of
PRCI notes to
common stock                  -           -       170,000          170       9,830           -                -           10,000

 Exercise of
warrants to acquire
common stock                  -           -    11,739,966       11,740     390,504           -                -          402,244

 Net unrealized
loss from
 investments                  -           -            -             -          -            -            (88,775)       (88,775)

 Net loss for nine
months ended March
31, 2000                      -           -            -             -          -        (865,304)             -        (865,304)

Balances, March 31,
2000                        $ -         $ -       $97,994,629    $7,995   $2,740,163   $(1,336,659)      $(41,650)     $1,459,849
                     ============== ============  ============  ========= ==========   ============      =========     ==========

                See accompanying notes to financial statements.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                For the nine    For the period
                                                months ended    from inception
                                               March 31, 2000   (September 1,
                                                                    1998)
                                                                   through
                                                                March 31, 1999

                                              --------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $  (865,304)      $     (69,014)
Adjustments to reconcile net loss to cash
     provided by operations:
          Depreciation and amortization             30,374                   -

  Changes in operating assets and liabilities,
    net of acquisitions:
              Decrease in accounts receivable      (16,001)           (155,908)
              Increase (decrease) in
accounts payable and accrued expenses             (146,448)             14,412
                                              --------------   -----------------

Net cash used in operations                       (997,379)           (210,510)
                                              --------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment      (179,529)            (94,406)
          Purchase of investments                  (52,851)           (750,000)
          Increase in other assets                 (38,037)             (8,947)
          Decrease notes receivable               (129,105)              1,147
                                              --------------   -----------------
Net cash used in investing activities             (399,522)           (852,206)
                                              --------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in advances from related          81,915             396,966
parties
          Proceeds from sale of common stock        979,971             664,250
          Increase in notes payable                (54,112)              20,000
                                              --------------   -----------------

Net cash provided by financing activities         1,007,774           1,081,216
                                              --------------   -----------------

INCREASE (DECREASE) IN CASH for the period
(Note 7)                                          (389,127)              18,500
CASH, beginning of period
                                                    722,353                   -
                                              --------------   -----------------

CASH, end of period                              $  333,226       $      18,500
                                              ==============   =================


                 See accompanying notes to financial statements.

                          NORTH AMERICAN DATACOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation:

      In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, and its results of operations for the three- and nine-month periods ending March 31, 2000 and 1999 (1999 represents the period from inception - September 1, 1998), and its cash flows for the three- and nine-month period ending March 31, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

  The Company

      On March 17, 2000 the Company changed its name to North American DataCom, Inc. from Pierce International, Inc. North American DataCom, Inc. and its subsidiaries ("NAD or the "Company") are developing a major southern United States communications network. This network combines state-of-the-art fiber optics, wireless and satellite technologies with traditional business resources to provide wideband real-time data communication. The Company is engaged, or plans to engage, in the following lines of business: fiber optic and broadband wireless network, Internet access, remote data storage, consulting, and telecommunications projects.

Operations

      Effective December 21, 1999, North American Software Associates, Limited ("NAS") (incorporated in September 1998) merged into Pierce International, Inc. ("PRCI") in exchange for 76,801,017 shares of the PRCI's common stock. The merger has been accounted for as a reverse acquisition, whereby NAS is deemed the acquirer because the shareholders of NAS obtained a controlling interest in the Company as a result of the merger.

The Company is engaged, or plans to engage, in the following businesses:

Fiber Optic and Broadband Wireless Network. The Company is building a fiber optic and broadband wireless communications network, which will allow for the high-speed transmission of large amounts of data. It is expected that businesses, government agencies and institutions will use the Company network as a preferred alternative to existing telephone and satellite data transmission systems.

Internet Access As of March 31, 2000 the Company has provided Internet service to over 1,500 customers in Mississippi, Tennessee and Alabama. Internet services provided by the Company include basic dial-up access to the Internet through standard computer modems, high speed Internet access, and the design and hosting of websites for customers.

Remote Data Storage The Company took delivery of equipment in December, 1999 having a cost of approximately $575,000 that will allow third parties to store and access data stored in digital form on computer systems maintained and operated by the Company in its facility in Iuka, Mississippi. As of March 31, 2000, the Company did not have any agreements with any third parties regarding the storage of computer data.

Consulting The Company plans to assist corporations, government agencies, and institutions in upgrading their computer systems to function more effectively with current economic, technical and commercial conditions.

Telecommunication Projects The Company, through expansion of its Action Communication business, plans to assist corporations, government agencies and institutions in the design and installation of their own internal telecommunications networks. The Company plans to use state-of-the-art technology, which will enable its clients to transfer and receive large amounts of data at high speed between both internal and external sources.

                                   (UNAUDITED)

2.  Summary of Significant Accounting Policies:

Investments

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

Revenue Recognition

      Revenue is recognized when services are rendered.

Earnings per Share

      Basic and diluted loss per share of common stock have been computed based upon the weighted average number of shares outstanding during the three- and nine-month periods ending March 31, 2000, and 1999 (1999 represents the period from inception - September 1, 1998). Common stock equivalents were not considered, as their effect would be anti-dilutive.

Stock Options

      Stock options are granted to certain officers and key employees, and also to certain non-employees in exchange for services. As permitted under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company measures compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied. Stock options granted to non-employees in exchange for services are valued at fair value at the time the services are rendered.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and depreciated on a straight-line basis for book purposes and accelerated methods for tax purposes over the following estimated useful lives: conduit and optic fiber - 15 years; communications equipment - 3-10 years; computers and equipment - 3-7 years; leasehold property and improvements - the term of the lease; and other equipment
- 3-10 years.

Continuing Operations

      The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the process of identifying potential sources of capital and potential joint venture and/or strategic partners. The continuation of the Company as a going concern is dependent upon the Company raising additional capital, and attaining and maintaining profitable operations.

3.  Acquisitions

      On December 3, 1999 the Company acquired all the common stock of Action Communications, Inc. ("Action") in exchange for approximately 150,000 shares of the restricted common stock of the Company (valued at approximately, $600,000). Action currently provides digital and alpha numeric paging to nine southeastern states, and is expanding its coverage area to include portions of the eastern and southwestern United States. Action is also a specialized mobile radio carrier providing dispatch, telephone and Global Position System ("GPS")
services. This transaction has been accounted for as a purchase, and accordingly, the results of operations of Action are included in the Company's consolidated

                                   (UNAUDITED)

3.  Acquisitions (continued)

statements of operations from the date of acquisition. The purchase price has been allocated to the estimated fair value of the assets, acquired and the liabilities assumed.

4. Investments:

      The Company's investments are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and estimated fair value of these investments were as follows at March 31, 2000 and June 30, 1999:

                                         Amortized   Gross Unrealized  Estimated
March 31, 2000                             Cost      Gains (Losses)   Fair Value

New York Regional Rail Corporation
Stock Options                             $250,000       ($41,650)    $208,350

June 30, 1999
New York Regional Rail Corporation
Stock Options                             $250,000        $72,500     $322,500

      The Company previously held assigned common stock interests in New York Regional Rail Corporation ("NYRR") that were sold in May 1999 with a realized gain of $200,000. Cash received was invested in money market instruments. The above represents options to acquire 500,000 shares of NYRR common stock for $.12 per share.

5.  Property, Plant and Equipment

     In March 2000, the Company acquired 505 miles of fiber optic conduit for $15,120,000. (See Note 7)

6.  Commitments:

      The Company currently leases 25,000 square feet at the former NASA facility from the State of Mississippi. The lease expires in December 2008. Total rentals under this lease for the year ending December 2000 will be approximately $87,500, $100,000 for the year ending December 2001, and $125,000 for each remaining year.

7.  Non cash investing and financing activities:

      In September 1998, the Company agreed with Robert Crawford, a Director and President of the Company, to exchange 1,500,000 shares of common stock for the assignment of 250,000 shares of New York Regional Rail Corporation ("NYRR") common shares. In addition, the Company issued a $250,000 note payable for 250,000 additional NYRR common shares. In May 1999, the Company, generating a realized gain of $200,000 (See Notes 2 and 5), sold the 500,000 shares of NYRR common stock at $1.40 per share (See Notes 2 and 5).

      In March 2000, the Company entered into an agreement to purchase approximately $15,120,000 of conduit and fiber optic cable from an unrelated company. The purchase is personally guaranteed by the Chief Executive Officer of the Company. (See Note 5) Payments are to be made quarterly through March 2001 and the agreement is non-interest bearing. Accordingly, the trade payable has been discounted using an implicit interest rate of approximately 9%.

      In December 1999, the Company purchased approximately $575,000 of data storage equipment from an unrelated company in exchange for a note payable bearing interest of 18% per annum, due June 30, 2000.

8. Litigation:

      As of March 31, 2000, the Company was not a party to any litigation.

                                   (UNAUDITED)

9.   Related Party Payable and Related Party Transactions:

      In addition to those items discussed in Note 7, on November 30, 1999, the Company agreed to exchange options to acquire 85,000 and 105,000 shares of its pre merger restricted common stock to James White and Robert Crawford, for services each, respectively, provided to the Company in 1999. Included in Notes Receivable is a $50,000 notes receivable from a company owned by a relative of the Company's Chief Executive Officer. The note is unsecured, non-interest bearing, and no set repayment plan.

10. Stockholders' Equity:

      The Company has 400,000 authorized shares of no par value, Series 1 convertible preferred stock. There were no preferred shares outstanding as of March 31, 2000, and there were 51,212 shares outstanding as of June 30, 1999. The preferred shares are entitled to dividends, when and as declared by the Company's Board of Directors, from funds which are legally available.

      The Company issued 80,000 shares of convertible Series I preferred stock in 1997. The stock was issued in conjunction with a private placement conducted by PRCI. The Series I Convertible Preferred Stock holders are entitled to dividends when and as declared by the Company's Board of Directors from funds, which are legally available. These Series I Preferred Stock shares were converted in January 2000 into an identical number of shares of the Company's restricted common stock.

      As discussed in Note 2, the Company completed a reverse acquisition of PRCI in a transaction accounted for in a manner similar to a recapitalization.

      In November 1998, and January 1999, the Company entered into employment agreements with five initial employees to issue 450,000 restricted common shares, based on a vesting formula, in exchange for $112,500.

      In February 1999, the Company exchanged 10,000 shares of its common stock for services rendered, aggregating $10,000.

      During the period from April 1999, to December 3, 1999, the Company sold 195,500 shares of restricted common stock for a total of $237,500 at prices ranging from $0.50 to $5.00 per share.

      In June 1999, the Company issued 51,212 shares of convertible preferred stock to retire notes payable totaling $512,120. These preferred shares were converted into 2,048,480 shares of restricted common stock of the Company in November 1999.

      In June 1999, long-term debt obligations of $350,000 held by shareholders were converted into shares of Series A Preferred Stock. In November 1999, the Preferred shares were converted into 1,567,500 pre-merger common shares of the Company. The Preferred shareholders and certain note holders also held options, expiring in 2000 and 2001, to acquire approximately 1,263,750 pre-merger common shares for $563,750. (See Notes 9 and 10)

      Notes issued by the Company between January and November 1999 aggregating approximately $525,000 were exchanged for 164,916 shares of restricted common stock of the Company in December 1999.

      In January 2000 all the 80,000 preferred shares were converted into 80,000 shares of common stock of the Company. Also in January 2000, the warrants attached to these preferred shares were exercised with payment of $60,000, and 80,000 Rule 144 restricted common shares were issued.

      In February 2000 a $10,000 convertible note of PRCI was converted into 170,000 shares of common stock.

                                   (UNAUDITED)

10. Stockholders' Equity (continued)

      On March 31, 2000 options were exercised and payment made for 11,739,966 Rule 144 restricted common shares (See Note 11).


11.   Stock Option Plan:

      As of March 31, 2000 the Company had common stock options outstanding totaling 16,116,301 shares as follows:

       Number of       Exercise    Number of Options   Expiration    Grantee
        Options         Price      Exercisable at         Date
                                     March 31, 2000

       4,616,903      0.043319       $ 4,616,903       12/31/01      Employees

       4,963,171      0.086638         4,963,171       12/31/01  Non-employees

         577,113      0.043319           577,113       12/31/01  Non-employees

         115,423      0.086638           115,423       12/31/00  Non-employees

       1,878,926      0.250000         1,878,926       12/31/01  Non-employees

          92,338      0.086638            92,338       12/31/01  Non-employees

       3,000,987      0.173276         3,000,987       12/31/01  Non-employees

         230,845      0.433191           230,845       12/31/01  Non-employees

         640,595      0.866382           640,595       12/31/01  Non-employees
     --------------
      16,116,301
     ==============


      All stock options issued to officers and employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, there would have been no effect on the Company's net loss or loss per share amounts for the periods presented in the accompanying statements of operations.

      On August 10, 1987, PRCI adopted an Incentive Stock Option Plan (the "Plan") where under options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue code of 1954, as amended (the "Code"). Pursuant to the Plan, options to purchase up to 400,000 shares of the Company's Common Stock may be granted to employees of the Company. This Plan is administered by the Board of Directors. As of the date of this report, no options have been granted under this Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

      The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying unaudited balance sheets and statements of operations.

     Safe Harbor  Statement Under Private  Securities  Litigation  Reform Act of
1995

      This Quarterly Report on Form 10-Q and other reports and statements issued on behalf of the Company may include forward-looking statements in reliance on the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to substantial risks and uncertainties, including those discussed below, and actual results may differ materially from those contained in any such forward-looking statement. The review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed

Safe Harbor Statement Under Private Securities Litigation Reform Act of 1995 (continued)

as exhaustive. Further, the Company undertakes no obligation to update or revise
any  such   forward-looking   statements   to  reflect   subsequent   events  or
circumstances.

 MERGER OF NORTH AMERICAN SOFTWARE ASSOCIATES, LIMITED WITH PIERCE INTERNATIONAL

      Effective December 21, 1999, NAS merged into Pierce International, Inc. in exchange for 76,801,017 shares of common stock. The merger was accounted for as a reverse acquisition since the former shareholders of NAS now own a controlling interest in the Company. In connection with this transaction, the management of the Company resigned and was replaced by the management of NAS.

       In January 1999 the Company entered into a 10-year lease for an initial 25,000 square foot segment of this facility at annual rent of approximately $90,000. The Company has options to lease additional segments totaling 100,000 square feet. The Company believes that this facility, with its existing infrastructure and security features, is ideally suited for the Company's present and proposed business.

      As of March 31, 2000, the Company had approximately 30 full time employees. The Company plans to hire additional employees as may be required by the level of its operations.

      As of December 20, 1999, PRCI had 7,515,705 outstanding shares of common stock and 80,000 outstanding shares of preferred stock. Each share of preferred stock is convertible into one share of common stock.

      Effective December 21, 1999, PRCI acquired all of the issued and outstanding shares of NAS in exchange for 77,662,826 shares of PRCI common stock. The former shareholders of NAS became owners of a controlling interest in PRCI. In connection with this transaction, the former management of PRCI resigned and was replaced by the management of NAS (See Form 8-K, dated December 21, 1999).

Liquidity

      The Company expects the first segment of the network to cost approximately $70 million and will link the following metropolitan regions and the communities between these locations: Memphis, TN - Huntsville, AL - Chattanooga, TN - Atlanta, GA. The second and third segments, estimated to cost in excess of $100 million, will link: Chattanooga, TN - Birmingham, AL - New Orleans, LA - Jacksonville, FL.

      The Company plans to fund the cost of its planned network through joint venture arrangements with third parties. The Company plans to provide initial capital to this venture. The Company's third party members in the venture will provide right-of-way access, equipment and engineering and other technical services. The Company plans to raise the initial capital funds for the venture through private placement sale of Company debt and equity securities.

      As of March 31, 2000, the Company had entered into several preliminary agreements with third parties relating to this network.

      Working capital at March 31, 2000 was negative $15,501,805. Of this amount, the seller of the fiber optic conduit purchased by the Company is financing $15,120,000. An initial payment of $2,000,000 was due May 15, 2000 and a second payment of $4,048,000 was due May 31, 2000. These payments have not been made as due and the Company is currently working with the vendor to restructure the agreement. The Company is planning to sell common stock to private investors to fund these payments. The acquisition of data storage equipment is also financed by its manufacturer and is due for payment on or about June 30, 2000. Payment for this equipment will be financed by sale of equity or debt instruments by the Company on or before June 30, 2000. The Company plans to continue to rely heavily on its current shareholders and option holders to fund its operations for the foreseeable future.

Results of Operations:

      During the quarter ended March 31, 2000 the Company had a net operating loss from its current operations of $279,271. For the nine-month period ending March 31, 2000 the Company had a net operating loss of $865,304. The Company started operations in January 1999, and did not have operations in 1998. These losses are due to the incipient nature of the Company's operations and will likely continue for the foreseeable future as the Company continues to expand its operations.

      Revenues are currently derived from local Internet service (approximately 51%) and local pager and communication services (approximately 49%). Both these businesses currently have positive operating margins. Management plans to significantly expand its ISP and its communication and pager services along the fiber optic network it is developing. In addition, as of March 31, 2000, the Company has invested approximately $700,000 in its Remote Data and Storage business and $200,000 for planning and engineering in its fiber optic venture affiliate, North American InfoTech. Neither of these businesses are expected to have revenues until the 3rd quarter of fiscal 2001. Both are planned to have positive cash flows starting the 1st quarter of fiscal 2002.

Other Matters:

      On April 7, 2000 the Company's OTCBB trading symbol was changed from "PRCI" to "NADA." The Company filed a Form 12B-25 with the Securities Exchange Commission on May 15, 2000, indicating that the Company would be late in filing its Form 10-Q for the quarter ended March 31, 2000. Accordingly, the Over-the-Counter Bulletin Board ("OTCBB") appended the letter "E" to the Company's trading symbol. Management believes that the Company will be able to have the "E" removed shortly after the filing date of this Form 10-Q. However, if for some reason this designation is not removed in a timely manner, the trading of the Company's common stock may be suspended on the OTCBB. Should this occur, the Company's common shares would likely be traded in the "Pink Sheets," which could significantly reduce the ability of the Company's shareholders to readily trade the common stock of the Company.

      On April 28, 2000 the Company was approved by the State of Mississippi as an ICX carrier, an interstate marketer of telecommunication products, and a
CLEC, a competitive local exchange carrier, which provides local telecommunications products and services.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The Company currently does not have significant market risks related to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks.

PART II - OTHER INFORMATION

      On March 10, 2000, the Company held a shareholders' meeting, and three items were approved. The first item approved was the amendment of the Company's Articles of Incorporation, such that the authorized capitalization of the Company will be increased to 150,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, no par value.

      The second item of business approved was to change the name of the Company to North American DataCom, Inc. The last item of business approved was the merger of the Company, which resulted in the Company becoming a Delaware corporation. The terms of the merger were provided in the proxy statement for the meeting, which was sent to all of the Company's shareholders of record February 4, 2000.

      As a result of the March 10, 2000 shareholders meeting and the approval of the authorized shares of the Company to 150,000,000 common shares the balance of the 76,801,017 shares arising from the PRCI merger were authorized to be issued. These shares are all restricted pursuant to Rule 144 of the Securities Exchange Commission. The balance will be issued when the authorized shares are increased by vote of the shareholders.

ITEMS 1 through 6 (a) - Form 8-K, dated December 20, 1999 provides responses required.

ITEM 6 (b) - Form 8-K, dated December 20, 1999, disclosing the merger of the Company with North American Software Associates, Ltd. was filed on January 3, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 NORTH AMERICAN DATACOM, INC.
                                - - - - - - - - - - - - - - -
                                        (Registrant)

DATE: June 15, 2000
                                 /s/ Robert R. Crawford
                                 - - - - - - - - - - - - - - - - - - - - - -
                                    Robert R. Crawford, Chief Executive Officer


                                 /s/ David A. Cray
                                 - - - - - - - - - - - - - - - - - - - - - -
                                    David A. Cray, V.P., Corporate Treasurer