Form 10-K405
period 2000-06-30
NORTH AMERICAN DATACOM INC
filed 2000-10-13
CIK 823387

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                      FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2000

                       Commission file number 33-17679-D

                          NORTH AMERICAN DATACOM, INC.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                               84-1067694
(State of Incorporation)                (I.R.S. Employer Identification Number)

               751 County Road 989, Building 1000, Iuka, MS      38852
              (Address of Principal Executive Offices)         (Zip Code)

                                 (662) 424-5050
              (Registrant's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of September 25, 2000, the aggregate market value of the registrant's voting common equity held by non-affiliates computed by reference to the average bid and asked price as of September 25, 2000, was $140,488,508.

         As of September 25, 2000, the registrant had approximately 98,460,258 outstanding shares of common stock.

                                     PART I

Item 1.  BUSINESS

Overview

         The Company was organized in September 1998 as North American Software Associates, Limited, a Delaware corporation. The Company was organized to provide a variety of telecommunications services. Effective December 21, 1999, North American Software Associates, Limited was acquired by Pierce International, Inc., a Colorado corporation, in a share exchange transaction and in March 2000 the Company moved its state of incorporation to Delaware and changed its name to North American DataCom, Inc.

         The Company intends to provide communications and information technology services with an emphasis on wideband fiber optic and wireless telecommunications services that support enterprise data storage solutions. These services are intended to include Internet access services, on-line critical data storage and retrieval, and data and voice networking. The Company's business plan envisions offering a wideband fiber optics and wireless telecommunications network that will service primarily Tier 2 markets by supporting wideband data, voice and internet transmission. Tier 2 markets consist of those population centers that are not in the primary 100 largest areas but are uniquely located along railroad rights-of-way where fiber optic transmission facilities can be easily accessed. The Company's short-term focus is on providing such services to Tier 2 markets in the southeast, primarily from Atlanta to Memphis.

         The Company is engaged, or plans to engage, in the following lines of business:

         Enterprise Data Storage and Computing Facility
         Fiber Optic and Broadband Wireless Network
         Internet Access Service Provider
         Digital and Alpha Paging Services
         Telecommunications Consulting Projects

         Enterprise Data Storage. The Company is in the process of furnishing and equipping a facility in Iuka, Mississippi to position the Company to provide secure enterprise data storage and Internet access services for corporate, government and other users. In January 1999 the Company entered into a lease agreement for use of the facility that was originally constructed for the National Aeronautics and Space Administration ("NASA") in 1994 to support the advanced solid rocket motor project. When completed the facility originally housed a fully functional $20 million computer and network operations center and provided information processing and on-line data storage with a high level of security. Budget cuts for the space shuttle caused the closure of this facility in 1996. The Company believes that this facility, with its existing infrastructure and security features, is ideally suited for providing secure enterprise data storage and access services. Although the Company currently does not have any agreements with third parties to provide these services, the Company is proceeding to equip and furnish its facility to position the Company to deliver these services in the future.

         Fiber Optic and Broadband Wireless Network. The Company is in the process of building a fiber optic and broadband wireless communications network, which will allow for the high-speed transmission of large amounts of data. The Company intends to market its high-speed data transmission network to businesses, government agencies and institutions that may prefer optical networks over existing telephone and satellite data transmission systems. In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida. Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications. The agreement with Qwest calls for payments of approximately $15 million over the course of the agreement, approximately $9 million of which is currently due or past due by the Company. In August 2000, the Company entered into an agreement with a third-party contractor to lay fiber conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee, and has approximately 100 miles of conduit currently installed out of a total of 525 miles. Fiber optic cable has not yet been installed within such conduit. The agreement calls for payments of approximately $29 million over the course of the agreement, approximately $2.9 million of which is due October 15, 2000 with the balance due in specified installments as the conduit is installed. In addition, the Company has entered into a letter of intent with Tishomingo Railroad to provide last mile access to the Company's enterprise data center in Iuka, Mississippi.

         Internet Access Service Provider. As of June 30, 2000, the Company provided Internet access services to approximately 1,500 customers in Mississippi, Tennessee and Alabama. Internet services provided by the Company include basic dial-up access to the Internet through standard computer modems, high-speed Internet access and the design and hosting of websites for customers. As the Company's fiber optic and broadband wireless network expands, the Company will attempt to market its Internet access provider services to businesses and retail customers along the route of the network.

         Digital and Alpha Paging Services. Through its wholly-owned subsidiary, Action Communications, Inc. ("Action"), the Company provides digital and alpha numeric paging services to nine southeastern states and is expanding its coverage area to include portions of the eastern and southwestern United States. As a specialized mobile radio carrier, Action also provides dispatch, telephone and global position system services.

         Telecommunications Consulting Projects. The Company also proposes to engage in telecommunications consulting projects for corporations, governmental agencies and institutions to upgrade their computer systems to function more effectively.

Industry Background

         Internet usage is growing rapidly, and businesses are increasingly embracing the Internet as a venue to sell their products and services. Many Internet operations are critical to the businesses and customers using the operations. In order to provide the quality, reliability, availability and redundancy of these critical operations, corporate information technology teams must make significant capital investments in facilities, personnel, equipment and networks which must be maintained and upgraded on a continuous basis. This investment is an inefficient use of resources, and has created the opportunity for businesses like the Company to offer server hosting, Internet connectivity, remote enterprise data storage and managed and professional telecommunications services to third parties to enable reliable, high performance for critical Internet operations.

         The data storage management market has expanded rapidly as more businesses and governmental agencies are outsourcing their data storage needs. This has led to significant growth in the industry of data storage infrastructure services, enterprise storage resource management, data replication product development and an increase in the number of data centers necessary for the growth in the data storage market. Although the Company is still in its development phase, the Company believes that its current infrastructure and planned expansion facilities will be well-positioned for servicing the growing need of data storage services.

Products and Services

         Enterprise Data Storage. The Company proposes to become a Tier IV data center supporting secure enterprise data hosting and storage services. The Company leases a state-of-the-art facility in Iuka, Mississippi that was originally designed and constructed to house the computer engineering and programming center for the NASA advanced solid rocket motor project. The Company believes that this facility is uniquely designed to provide the physical environment necessary for a Tier IV data center with relatively minimal additional expenditure. If completed, this data center will enable the Company to offer enterprise storage operations, Internet hosting co-location, web-based data storage and general real-time data backup running 24-hours-a-day, 7-days-a-week. The facility is custom designed with raised floors, HVAC temperature control systems with separate cooling zones and full electric power redundancy. The Company intends to develop and upgrade its current data center in Iuka, Mississippi to support up to 65,000 square feet of raised floor data center services.

         The Company's facility contains a full range of security features. These include 24-hour-a-day secured access with security breach alarms, cipher lock systems and security guards on premises. The facility is housed in a government constructed, nearly tornado-proof building using full redundant primary power from two sources with multiple backup power generators. The facility currently has a 1,000 square foot, temperature controlled telecommunications room adjacent to a 3,200 square foot raised floor, temperature controlled computer room complete with security, UPS power backup and emergency diesel generator backup. The complex has a 50 mega-watt redundant power source provided by a TVA power station for current and additional power requirements which should meet all of the Company's power requirements.

         In addition, 24-hour systems management is provided with onsite personnel trained in the areas of networks, Internet and transmission systems, and is available to monitor enterprise storage operations, data center services, network operation controls, and Internet hosting. This physical and technical environment is expected to provide the Company's potential customers the reliability and flexibility necessary to store mission critical web-based information at affordable rates.

         In order to upgrade the Company's existing facilities to offer Tier IV services the Company will need to upgrade various elements of its facilities, including: (i) multiple data entrances, (ii) multiple power supplies, (iii) enhanced physical security for the premises and (iv) expansion of square footage of raised floor space. Currently the Company has data access to its hosting facility provided by microwave wireless transmission and leased lines from Atlanta and Memphis. As the Company's fiber capacity is completed the Company expects to be able to provide dual redundant alternative data entrances to its hosting and storage facility.

         The Company plans to construct its enterprise data storage infrastructure around the E-Business Infrastructure Architecture. The core components of the Company's data storage infrastructure are expected to be fault tolerant enterprise storage, Hewlett-Packard and Sun Micro servers, and Oracle database software. The Company has selected a proven network structure and best in class components to build its enterprise storage system. The hardware configuration for data storage is expected to be EMC's Symmetrix open storage solution. The redundant storage architecture and world class support is expected to make the Company's storage solution equal to other business data center providers.

         The software that the Company has chosen for use in its enterprise storage centers provides backups, testing, offline processing and performance measurements to customers that require zero downtime. The Company's remote storage facility is planned to provide mirroring of data between customer's data storage systems to ensure continuous data availability.

         The Company expects to use its fiber optic backbone for optical data transport and retrieval.

         Fiber Optic and Broadband Wireless Network. The Company proposes to develop a fiber optic network to provide access services for the Company's vertically integrated technology businesses to service Tier 2 communities in the Southeast. This network is initially designed to service the Atlanta to Memphis route, through Chattanooga. In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida. Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications. The agreement with Qwest calls for payments of approximately $15 million over the course of the agreement, approximately $9 million of which is currently due or past due by the Company. In August 2000, the Company contracted with a third party vendor to lay fiber conduit between Atlanta and Chattanooga and from Chattanooga to Memphis. The agreement calls for payments of approximately $29 million over the course of the agreement, approximately $2.9 million of which is due on October 15, 2000 with the balance due in specified installments as the conduit is installed. As of September 25, 2000, approximately 100 miles of conduit out of a total of 525 miles along this route has been laid. Fiber optic cable has not yet been installed within such conduit. In addition, the Company has entered into a letter of intent with Tishomingo Railroad to provide last mile access to the Company's enterprise data center in Iuka, Mississippi.

         While the Company is building its fiber network, the Company has installed a communications tower to provide wireless connectivity, initially at 155 MBPS, from the Company's facility in Iuka, Mississippi into the nationwide Internet and telecommunications system through Atlanta and Memphis. This provides the Company with an interim capability to test market its enterprise data storage services, web-hosting services, and competitive local exchange carrier (CLEC) and interstate exchange carrier (IXC) telephone services to select markets.

         Internet Access Service Provider. The Company provides Internet access service under the tradename "Freedom 2000." The Company offers a wide range of Internet access services in the northeastern Mississippi area, including access services to business, government and residential users, web site development, web hosting, and Internet network development.

         Digital and Alpha Paging Services. Action provides digital and alpha numeric paging in nine southeastern states and is currently attempting to expand its coverage area to include portions of the eastern and southwestern United States. Action is a specialized mobile radio carrier in northern Mississippi providing dispatch, telephone and global positioning system services to support automated vehicle location services in the coverage area.

         Telecommunications Consulting Projects. The Company anticipates providing telecommunications consulting services to governments, agencies, institutions and business customers. In August 2000 the Company became a member of the Smart Solutions Group. This group has proposed a complete state-of-the-art healthcare information system for the country of Turkey. Smart Solutions Group includes U.S. corporations such as EMC, Cisco, Oracle, Sun Microsystems and Hewlett-Packard. The Smart Solutions Group has previously provided consultation services in connection with security and healthcare plans in Belgium, Germany, Slovenia and Singapore. The Company believes that its experience in creating its fiber optic network in the southeastern United States will make it uniquely qualified to consult and advise on construction on a similar system in Turkey. As of September 25, 2000, no formal agreements have been reached for consulting or other services with Turkey.

Sales and Marketing

         The Company has formed a sales and marketing group with its initial focus on wholesale fiber optic and broadband services. The direct sales group plans on forming strategic partnerships with other businesses offering complementary services to target market sectors for fiber, bandwidth and data storage. The Company also plans to explore alternative sales and marketing channels focusing on the inter-exchange carriers, competitive local exchange carriers, Internet service providers and data centers. Additional target markets include dotcom companies, service providers and businesses which support small, medium and larger operations that are computing sensitive. The Company retains a government lobbying firm in Washington, D.C. to advise it on government contracting opportunities.

         Fiber Optic and Broadband Wireless Network. When the Company's fiber optics network is complete the Company expects to market its services by focusing on Tier 2 communities along the route of the network. This will include interconnecting with providers in Atlanta, Chattanooga and Memphis.

         Enterprise Data Storage. When the Company's data hosting and storage facilities are complete and operational, the Company expects to market its services primarily to governments, agencies, educational institutions, medical institutions and larger businesses. The Company's sales and marketing staff will focus on marketing its data center for dedicated Web hosting and complex custom hosting and professional services. In addition, the Company intends to offer general co-location and shared Web servers for customers that need multiple service offerings. The Company will further focus on developing strategic partnerships to offer multiple service offerings, including multiple service site support and dual data center redundancy. It is expected that the services will exploit the Company's network infrastructure for data availability, data protection, scaleability and performance for the medical, financial, government and corporate arenas.

Competition

         The Company's market is intensely competitive, and the Company expects competition from existing service providers and new market entrants in the future. The principal competitive factors that may affect the Company's ability to compete include ability to deliver services when requested by customers, technical expertise, network capability, reliability and quality of service, access to network resources, including circuits, equipment and interconnection capacity to other networks, price, brand name recognition, network security and financial resources.

         There can be no assurance that the Company will have the resources or expertise to compete successfully in the future. Current and potential competitors in the market include providers of server hosting services, national foreign and regional ISPs, global, regional and local telecommunications companies and the Regional Bell Operating Companies, and other technology services companies.

         Most of the Company's competitors have substantially greater resources, more customers, longer operating histories, greater name recognition, and more established relationships in the industry. As a result, these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional services competitive with those that the Company is proposing to provide.

         Some of the Company's competitors may be able to provide customers with additional benefits in connection with the Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to the Company's. The Company may not be able to offset the effects of any price reductions. In addition, the Company believes that its market is likely to encounter consolidation in the future which could result in increased price and other competition.

Government Regulation

         A significant portion of the services offered or to be offered by the Company are or will be subject to regulation at the federal and/or state levels. The Federal Communications Commission (the "FCC") and state public utility commissions regulate telecommunications carriers, which are companies that offer telecommunications services to the public or to all prospective users on standardized rates and terms. The Company's anticipated data transport and paging services are expected to be regulated services.

         The FCC exercises jurisdiction over common carriers and their facilities and services, to the extent that they are providing interstate or international communications. The various state utility commissions retain jurisdiction over telecommunications carriers and their facilities and services to the extent that they are used to provide communications that originate and terminate within the same state. The degree of regulation varies from state to state.

         In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state commissions have adopted many new rules to implement those new laws and to encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for the Company and its competitors. Certain of these and other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings nor their impact upon the telecommunications industry or the Company can be predicted at this time. Indeed, future federal or state regulations and legislation may be less favorable to the Company than current regulations and legislation and therefore have a material and adverse impact on the Company's business and financial prospects by undermining our ability to provide telecommunications services at competitive prices.

         Federal Regulation and Legislation. The Company, together with its strategic partners, must comply with the requirements of a common carrier under the Communications Act of 1934, as amended, to the extent the Company provides regulated interstate services. These requirements include an obligation that the Company's charges, terms and conditions for communications services must be "just and reasonable" and that the Company may not make any "unjust or unreasonable discrimination" in its charges or terms and conditions. The FCC also has jurisdiction to act upon complaints against common carriers for failure to comply with their statutory obligations.

         Comprehensive changes to the Communications Act were made by the 1996 Telecommunications Act, enacted on February 8, 1996. It represents a significant milestone in telecommunications policy by establishing competition in local telephone service markets as a national policy. The 1996 Telecommunications Act removes many state regulatory barriers to competition and forecloses state and local governments from creating laws preempting or effectively preempting competition in the telecommunications market.

         The 1996 Telecommunications Act places substantial interconnection requirements on the traditional local telephone companies. Traditional local telephone companies are required to provide physical collocation, which allows companies such as the Company and other interconnectors to install and maintain their own network termination equipment in the central offices of traditional local telephone companies, and virtual collocation only if requested or if physical collocation is demonstrated to be technically infeasible. This requirement is intended to enable the Company, along with other competitive carriers, to deploy its equipment on a relatively convenient and economical basis.

         The 1996 Telecommunications Act in some sections is self-executing. The FCC issues regulations interpreting the 1996 Telecommunications Act that impose specific requirements upon which the Company and its competitors rely. The outcome of various ongoing FCC rulemaking proceedings or judicial appeals of such proceedings could materially affect the Company's business and financial prospects by increasing the cost or decreasing its flexibility in providing telecommunications services. The FCC prescribes rules applicable to interstate communications, including rules implementing the 1996 Telecommunications Act, a responsibility it shares in certain respects with the state regulatory commissions.

         The 1996 Telecommunications Act also directs the FCC, in cooperation with state regulators, to establish a universal service fund that will provide subsidies to carriers that provide service to individuals that live in rural, insular, and high-cost areas. A portion of carriers' contributions to the universal service fund also will be used to provide telecommunications-related facilities for schools, libraries and certain rural health care providers. The FCC released its initial order in this context in June 1997, which requires all telecommunications carriers to contribute to the universal service fund. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. Additional changes to the universal service regime could increase the Company's costs and could adversely affect the Company.

         State Regulation. Some of the Company's services that are not limited to interstate access potentially may be classified as intrastate services subject to state regulation. All of the states where the Company operates, or intends to operate, require some degree of state regulatory commission approval to provide certain intrastate services and maintain ongoing regulatory supervision. In most states, intrastate tariffs are also required for various intrastate services, although the Company's services are not subject to price or rate of return regulation. Actions by state public utility commissions could cause the Company to incur substantial legal and administrative expenses and adversely affect its business.

         Local Government Regulation. In certain instances, the Company may be required to obtain various permits and authorizations from municipalities, such as for use of rights-of-way, in which it operates transmission facilities. Subject to litigation are whether various actions of local governments over the activities of telecommunications carriers such as the Company's, including requiring payment of franchise fees or other surcharges, pose barriers to entry for competitive local exchange carriers that violate the 1996 Telecommunications Act or may be preempted by the FCC. While the Company is not a party to this litigation, it may be affected by the outcome. If municipal governments impose conditions on granting permits or other authorizations, or if they fail to act in granting such permits or other authorizations, the cost of providing telecommunications and transmission services may increase or negatively impact the Company's ability to expand its network on a timely basis and adversely affect its business.

Employees

         As of June 30, 2000, the Company had 26 full-time and 3 part-time employees. None of the Company's employees is represented by a labor union and the Company believes that its employee relations are good. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. The competition for personnel is intense, and there can be no assurance that the Company will be able to identify, attract and retain personnel in the future.

Item 2.  PROPERTIES

         In January 1999, the Company entered into a ten-year lease for 25,000 square feet of space in a specialized building in the Tri-State Commerce Park in Iuka, Mississippi, with a current annual rent of approximately $87,500. Annual rent under the lease increases to $100,000 for the year 2001 and increases to $125,000 for years 2002 through 2008. The facility was completed for NASA in 1994 to provide computer engineering and programing for the advanced solid rocket motor project. Budget cuts for the space shuttle caused closure of this facility in 1996. The Company believes that this facility, with its existing infrastructure and security features, is ideally suited for the Company's present and proposed business operations. The lease may be terminated, with or without cause, upon ninety days written notice by either the lessor or the Company. In the event of an early termination of the lease, the Company would need to relocate its core operational facility. The early termination of the lease could adversely affect the Company's operations and result in significant relocation expenses. In such event, the Company may not be able to locate a similar specialized structure within the Iuka, Mississippi area in which to conduct its data storage operations. The lease also provides the Company with a right of first refusal to lease an additional 75,000 square feet of space in the building. The Company is currently negotiating with the lessor of the property for an extension of the lease, modification of the termination provisions of the lease and the option for the Company to purchase the property.

         The Company also has a right of first refusal which expires in July 2001 to lease an 18,000 square foot building and a 36,000 square foot building in the Iuka, Mississippi area for its operations.

         The Company also leases approximately 3,000 square feet of office space in Denver, Colorado at an annual rent of approximately $36,000, which is used primarily for sales and marketing purposes.

Item 3.           LEGAL PROCEEDINGS

         The Company is not currently involved in any lawsuits.

Item 4.           SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

         No shareholders meetings were held during the fourth quarter of the Company's fiscal year 2000.

                                    PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock is traded on the over-the-counter electronic bulletin board under the symbol "NADA". The market for the Company's common stock has often been sporadic, volatile and limited.

         The following table shows the high and low bid prices for the Company's common stock as reported by NASDAQ during the past two years and current year. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions and may not represent actual transactions.

         Fiscal Quarter Ended                  High Bid     Low Bid
         --------------------                  --------     -------

         September 30,1998                     $   0.23     $   0.05
         December 31, 1998                     $   0.15     $   0.03
         March 31, 1999                        $   0.12     $   0.06
         June 30, 1999                         $   0.10     $   0.05

         September 30, 1999                    $   0.10     $   0.05
         December 31, 1999                     $   1.69     $   0.05
         March 31, 2000                        $   9.13     $   0.95
         June 30, 2000                         $   7.06     $   2.75

         On September 25, 2000, there were approximately 422 registered holders of record of the Company's common stock.

         Holders of the Company's common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on its common stock, and the Company does not have any current plans to pay any common stock dividends.

         During the last fiscal year, the Company issued the following equity securities in transactions that were not registered under the Securities Act of 1933, as amended:

         In June 1999, the Company authorized the exchange of $512,120 of notes and debt for 51,212 shares of Series A convertible preferred stock. These 51,212 shares outstanding as of June 30, 1999 were converted into 2,020,296 shares of the Company's pre-merger common stock and subsequently exchanged for 23,319,933 shares of post-merger common stock as part of its reverse merger with Pierce International, Inc. in December 1999. In March 2000, options attached to the notes were exercised and payment of $342,244 was received for 11,620,964 shares of post-merger common stock. In addition, $2,145 of debt was converted into 39,002 shares of post-merger common stock.

         During the period from April 1999 to December 3, 1999, the Company sold 175,500 shares of pre-merger common stock for a total of $227,500 at prices ranging from $0.50 to $5.00 per share. There were options for the purchase of 55,500 shares of pre-merger common stock of the Company for $10 per share attached to certain of the sales.

         During November 1999, the Company exchanged 164,916 shares of pre-merger common stock for $74,000 of convertible notes and $34,104 of advances made from Robert R. Crawford, the Company's president, director and principal shareholder.

         On December 3, 1999, the Company acquired all of the common stock of Action Communications, Inc for 150,000 shares of pre-merger (1,731,339 post-merger) common stock valued at $375,000.

         During December 1999, the Company exchanged 1,687,934 shares of post-merger common stock for services rendered, aggregating $101,275.

         On December 21, 1999, the Company entered into a share exchange agreement with Pierce International, Inc. (the "merger") in which 77,662,826 shares of common stock were issued by Pierce International, Inc. in exchange for the outstanding shares of North American Software Associates, Ltd. As a result of the transaction, the Company assumed liabilities of $10,000 in the form of a convertible note and 80,000 shares of preferred equity, which were both subsequently converted into common stock.

         As part of the merger transaction, the Company agreed to give all shareholders of Pierce International, Inc. the right to acquire 0.26 shares of common stock for each share of Pierce International, Inc. owned at the time of the merger, at an exercise price of $0.25 per share, pursuant to a registration statement to be filed by the Company, with the option exercisable for a one year period after the registration statement is declared effective. As of the date of this report, the Company has not filed such registration statement.

         In January 2000, the 80,000 preferred shares were converted into 80,000 shares of common stock of the Company. Also in January 2000, the warrants attached to these preferred shares were exercised with payment of $60,000, and 80,000 shares of common stock were issued.

         In February 2000, a $10,000 convertible note of Pierce International, Inc. was converted into 170,000 shares of common stock.

         In May 2000, the Company exchanged 111,320 pre-merger (1,284,883 post-merger) shares of common stock for $173,830 of services provided to the Company by an individual who was then an officer of the Company during the period January 1999 to March 2000. The Board of Directors of the Company approved this exchange in November 1999.

         In May 2000, the Board of Directors of the Company authorized 500,000 shares of Series B convertible preferred stock. In June 2000, the Company authorized the sale of up to 5,000 shares of Series B convertible preferred stock of $1,000 per share to Robert R. Crawford, the Company's president, director and principal shareholder. Each share is convertible into 500 shares of common stock of the Company. Each share carries a $60 dividend payable in July annually with these dividends accumulating if not paid. If dividends are not current the holders will have 500 voting rights for each share held. There are no redemption rights for retiring this issue. As of June 30, 2000, 300 shares were purchased for $300,000.

         The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, Regulation D promulgated thereunder or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Item 6.           SELECTED FINANCIAL DATA

         The selected financial data set forth below as of and for each of the two fiscal years since the Company's inception in September 1998 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements for the period from inception (September 1, 1998) through June 30, 1999 and the fiscal year ended June 30, 2000, which have been audited by BDO Seidman, LLP, independent auditors, are included elsewhere in this report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes thereto included elsewhere in this report.

                                                                            Inception (September 1, 1998)
                                                        Fiscal Year Ended              through
                                                          June 30, 2000             June 30, 1999
                                                        -----------------   -----------------------------

Net Service Revenues                                      $     269,649             $      19,539
Cost of Services                                                117,924                    24,667
                                                          -------------             -------------
Gross Profit (Loss)                                             151,725                    (5,128)
Selling, General and
Administrative Expenses                                       1,744,701                   477,612
                                                          -------------             -------------
Operating Loss                                               (1,592,976)                 (482,740)
Other Income (Expense), Net                                    (214,710)                  184,650
                                                          -------------             -------------
Loss before income tax expenses                              (1,807,686)                 (298,090)
(benefit)
   Income tax expense (benefit)                                   - 0 -                      (990)
                                                          -------------             -------------
   Net Loss                                                  (1,807,686)                 (297,100)
                                                          -------------             -------------
Basic and Diluted Loss per
Common Share                                              $       (0.03)            $       (0.01)
                                                          -------------             -------------
Weighted Average Number of
Common Shares Outstanding
                                                             71,725,566                33,193,595
BALANCE SHEET DATA:
Working Capital                                           $ (15,283,712)            $     622,031
Total Assets                                                 16,250,980                 1,283,172
Long-Term Debt                                                   23,917                    29,079
Shareholders' Equity                                      $     775,304             $   1,055,771


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company was organized in September 1998 as North American Software Associates, Limited, a Delaware corporation. The Company was organized to provide a variety of telecommunications services. On April 1, 1999, the Company acquired all of the assets of Freedom 2000, a local internet service provider, in exchange for 577,123 shares of restricted common stock of the Company. On December 3, 1999, the Company acquired all of the common stock of Action Communications, Inc. ("Action"), a provider of digital and alpha numeric paging services, in exchange for 1,731,339 shares of restricted common stock of the Company. The Action transaction has been treated for accounting purposes as a purchase of assets and liabilities, and revenues and expenses of Action prior to December 3, 1999 have not been consolidated. Effective December 21, 1999, North American Software Associates, Limited ("NAS") was acquired by Pierce International, Inc. in a share exchange transaction and in March 2000 the Company changed its name to North American DataCom, Inc. The transaction with Pierce International, Inc. has been accounted for as a reverse acquisition since the former shareholders of NAS owned controlling interest in the Company immediately following the transaction and management of Pierce International, Inc. was replaced by management of NAS.

         The Company intends to provide broad-based communications and information technology services with an emphasis on wideband fiber optic and wireless telecommunications services that support enterprise data storage solutions. These services are intended to include Internet access services, on-line critical data storage and retrieval, and data and voice networking. Currently the Company only provides Internet access services and digital and alpha numeric paging services. All of the Company's historical revenues have been derived from these services.

Results of Operations:

         Because the Company only acquired Freedom 2000, its Internet service provider, in April 1999, only a partial year of revenues and expenses from this activity is reflected in the Company's results of operations for fiscal 1999, compared with a full year of operations for fiscal 2000. Because the Company only acquired Action Communications, Inc., its digital and alpha numeric paging provider, in December 1999, none of the revenues and expenses from this activity is reflected in the Company's results of operations for fiscal 1999, and only a partial year of operations is reflected for fiscal 2000. As a result, management does not believe that the Company's results of operation for fiscal 1999 are directly comparable to results of operation for fiscal 2000 and are not indicative of possible results in the future.

         The Company's historical net service revenues consist primarily of monthly fees from customers subscribing to the Company's Internet service provider services or the Company's digital and alphanumeric paging services. Net service revenues increased to $269,649 in fiscal 2000 from $19,539 in fiscal 1999, an increase of approximately 1,280%. This growth in net service revenues was primarily the result of having a full year of operations for the internet service provider in fiscal 2000, as compared with only three month's of operations in fiscal 1999 and having seven months of operations generating approximately $93,000 of revenues for the paging services in fiscal 2000, as compared with no operations in fiscal 1999. In addition, the Company provided Internet access service to approximately 1,500 customers at June 30, 2000 as compared with only about 250 customers at June 30, 1999.

         The Company's cost of services consist primarily of paging airtime, postage and delivery expenses and allocated overhead costs. Cost of services increased to $117,924 in fiscal 2000 from

$24,667 in fiscal 1999, an increase of approximately 378%. This increase in cost of services was primarily related to the increase in net services provided. Cost of service, as a percent of net service revenue, fell from 126% in fiscal 1999 to 43% in fiscal 2000. As a result, gross profit in fiscal 2000 was $151,725, as compared with a gross loss of $5,128 in fiscal 1999.

         The Company incurred selling, general and administrative expenses of approximately $1,744,701 in fiscal 2000 compared with $477,612 in fiscal 1999, an increase of approximately 265%. These expenses consisted primarily of telephone expenses, insurance expenses, payroll expenses, legal and professional services and rent expense, as well as non-cash stock compensation. This increase in selling, general and administrative expenses was primarily the result of having a full year of operations for the Internet service provider in fiscal 2000, as compared with only three month's of operations in fiscal 1999 and having seven months of operations for the paging services in fiscal 2000, as compared with no operations in fiscal 1999. The Company experienced an increase of approximately 200% in the number of employees from fiscal 1999 to fiscal 2000. Approximately $195,161 of general and administrative expense in fiscal 2000 was incurred by the Company in order to pursue its broadband telecommunications network and enterprise data center business plans. In addition, approximately $211,000 of general and administrative expense was attributed to the merger with Pierce International, Inc. during fiscal 2000.

         The Company incurred approximately $214,710 in other expense in fiscal 2000 as compared with $184,650 of other income in fiscal 1999. Other income (expense) was primarily associated with the sale of 500,000 shares of New York Regional Rail Corporation stock, investment income, interest expense and various miscellaneous expenses. Imputed interest of approximately $180,282 was recorded in fiscal 2000 relating to a contract to acquire rights-of-way and fiber conduit which provided for payments over a period of months without stated interest.

Liquidity:

         The Company's primary liquidity and capital needs consist of funding cash flow losses from operations, constructing and equipping the Company's enterprise data center and constructing the Company's fiber optic and broadband wireless telecommunications network. In fiscal 2000 the Company used approximately $1,183,421 of net cash in operations. In fiscal 2000 approximately $236,906 was provided by investing activities, of which $700,000 was attributed to the Company's collection of a $700,000 receivable in connection with the sale of New York Regional Rail Corporation stock, and $463,094 was used for the purchase of property and equipment. Approximately $954,110 in funds were provided from financing activities in fiscal 2000, principally consisting of proceeds from selling equity securities.

         Management expects that the Company will require approximately $150,000,000 in capital over the next twelve months to fund the following anticipated needs. Estimated expenditures include, but are not limited to, approximately $81,000,000 to acquire network rights-of-way, installation of conduit and fiber optic cable, $28,000,000 for optical electronics and software, $10,000,000 for operation support systems and network operation center software, $9,500,000 for Tier IV enterprise data center infrastructure upgrade and improvements, $11,000,000 in working capital and approximately $10,500,000 for financing costs. Actual costs may vary from management's current expectations.

         In March 2000, the Company entered into an agreement with Qwest Communications to purchase approximately 500 miles of fiber conduit from New Orleans to Mobile, Alabama and from Pensacola, Florida to Jacksonville, Florida. The total purchase price under this agreement is approximately $15,120,000. Payments totaling approximately $9,000,000 are currently due or past due under the agreement. Payments are due quarterly through March 31, 2001. The Company has not made any of the payments due under this agreement, but no default has been declared.

         In August 2000, the Company also entered into an agreement with a third party to lay fiber conduit from Atlanta, Georgia to Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The total cost of this project under the agreements that the Company has already executed is approximately $29,000,000. Approximately 10% of this cost is due October 15, 2000, with the remainder due as segments of the project are completed.

         The Company plans to fund its liquidity and capital needs through joint venture arrangements with strategic business partners, vendor financing and the issuance of equity and debt securities. The Company is proceeding with discussions with strategic partners, but has no commitments to provide financing as of the date of this report.

         In June 2000, the Company sold 300 shares of Series B cumulative convertible preferred stock to the Company's president, director and principal shareholder for a purchase price of $1,000 per share. Each share of the Series B cumulative convertible preferred stock is convertible into 500 shares of common stock commencing July 1, 2001, and is entitled to an annual dividend of $60. An additional 500 shares of Series B cumulative convertible preferred stock were issued to the Company's president, director and principal shareholder in September 2000. Proceeds from these issuances were used to fund working capital needs.

         In order to pay certain accounts payable and for use for working capital, in July 2000 the Company agreed to sell 317,500 shares of common stock for a total purchase price of $635,000. In August 2000, the Company closed the placement of these shares, and the Board of Directors authorized the issuance of the 317,500 shares of common stock to satisfy the agreement. The Company further agreed to use its best efforts to register the resale of such shares with the SEC prior to February 2001.

         In September 2000, the Company closed the private placement of 150,000 shares of common stock for a total purchase price of approximately $442,125. The Company agreed to pay certain fees associated with the placement through the issuance of an additional 3,000 shares of restricted common stock and the payment of $13,700 in cash. The terms of the transaction provide that the Company shall file a registration statement with SEC for the resale of the 150,000 shares by October 5, 2000. For each fifteen day period following October 5, 2000 in which the registration statement is not filed with the SEC, the Company is required to make a payment to the private investor equal to $8,842 payable in cash or common stock based upon the closing OTC bid price of the shares of Company's common stock as of the end of each fifteen day period. In addition, if the registration statement is not declared effective by the SEC by February 2, 2001, the Company is required to make a payment to the private investor equal to $44,212 payable in cash or common stock based upon the closing OTC bid price of the shares of the Company's common stock as of such date.

         The Company's liquidity and capital needs are substantial and the Company has no present commitments to fund those needs. As reflected in the accompanying financial statements for fiscal 2000, the accountant's opinion includes a going concern qualification. As stated in note 15 to the financial statements, as of June 30, 2000, the Company has negative working capital with obligations totaling $15,451,759 due within one year of which approximately $9,000,000 is past due. In addition, the Company has sustained losses totaling $2,104,786 since inception. The inability of the Company to secure additional capital and financing and the inability of the Company to attain and maintain profitable operations would have a material adverse effect on whether the Company would be successful in implementing its proposed business plan and continue as a going concern.

Risks Affecting Future Results:

         A number of risk factors exist that may impair or prevent the Company from accomplishing its proposed business plan in some or all respects. Those risk factors include the following matters among others:

         The Company is a Start Up with Historical Losses. Substantially all of the Company's historical revenues have been derived from its Internet access provider services and its digital and alpha paging services. The Company has no customers or revenues from its fiber optic and wireless broadband network that it is developing or its enterprise data storage facility that it is constructing. The Company has experienced operating losses in each fiscal quarter since it was founded and will likely continue to experience such losses. Because the Company's operating history is extremely limited, and the Company has not actually commenced operations on its fiber optic and wireless broadband network or its enterprise data storage facility, it is difficult to evaluate the Company's business operations and prospects.

         The Company Needs Substantial Additional Capital-Insolvency. The Company's present operations do not provide sufficient cash flow to pay its debts as they become due. The Company had negative working capital of approximately $15,000,000 at June 30, 2000 and expects it will need to obtain additional capital of approximately $150,000,000 to finance its operating and capital needs over the next twelve months. See "Liquidity." The failure of the Company to obtain additional capital will significantly restrict the Company's proposed operations and may make it impossible for the Company to pursue its proposed business plan.

         Default on Certain Obligations. In March 2000, the Company entered into an agreement with Qwest Communications to purchase 500 miles of fiber conduit from New Orleans to Mobile, Alabama and from Pensacola, Florida to Jacksonville, Florida. The total purchase price under this agreement is approximately $15,000,000. Payments totaling approximately $9,000,000 are currently due or past due under the agreement. The Company has not made any of the payments due under this agreement, but no default has been declared. The Company's obligations under this agreement are personally guaranteed by the Company's president. See "Item 12 - Certain Relationships and Related Transactions." The Company has also entered into a contract to lay fiber conduit between Atlanta and Memphis, through Chattanooga, at a total cost of approximately $29,000,000, of which 10% will be due on October 15, 2000.

         The Company Leases its Facilities. The Company's primary facility in Iuka, Mississippi is leased by the Company from the Mississippi Department of Economic and Community Development. This facility is critical to the Company's proposed business plan because it already contains many of the features necessary to establish an enterprise data storage facility. Under the Company's current lease agreement the lessor has the right to terminate the lease on ninety days prior written notice, regardless of whether the Company has defaulted under the lease. Termination of the lease by the lessor, especially after the Company has invested considerable time and funds to developing the facility as an enterprise data storage facility, would cause material damage to the Company and its proposed business plans. See "Properties".

         The Company Experiences General Risks Associated with Business. The future success of the Company is heavily dependent on its ability to develop, promote and sustain strong government relationships, reach agreements with certain third parties necessary for the telecommunications needs of its operations and attract and retain customers at suitable prices. The Company's business involves competition with existing companies. There can be no assurance that the business of the Company will ever be profitable.

         The Company will Likely Experience Customer Concentration Until and unless the Company secures multiple customer relationships, it is likely that the Company will experience periods during which it will be highly dependent on one or a limited number of customers. Dependence on a single or a few customers will make it difficult to satisfactorily negotiate attractive prices for the Company's services and will expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.

         The Company Must Comply with Telecommunications Regulations. Most of the Company's proposed business services and products are subject to regulation at the federal and state levels. These regulations are in some cases uncertain and are often undergoing change. The failure of the Company to comply with these regulations could have a materially adverse effect on the Company. See "Description of Business - Government Regulation."

         The Company Must Comply with Environmental Regulations. The Company's intended operations, especially the construction and operation of a fiber optic network, are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which have become increasingly stringent, are implemented principally by the Environmental Protection Agency and comparable state agencies, and govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. There are no material environmental claims currently pending or, to the Company's knowledge, threatened against the Company. In addition, the Company believes that its operations are in material compliance with current laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's earnings or capital expenditures. However, there can be no assurance that current regulatory requirements will not change, that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company's properties.

         The Company's Operating Results are Likely to Fluctuate Widely. The Company expects that its operating results for the foreseeable future are likely to fluctuate widely from quarter to quarter and from year to year. This is especially true while the Company is building its fiber optic and wireless broadband network. Fluctuation of results may occur due to a variety of factors including, demand for and market acceptance of the Company's products and services, reliability of service and network availability, the ability to increase bandwidth as necessary, customer retention, capacity utilization of the Company's enterprise data storage facility, the timing of customer needs, the timing and magnitude of capital expenditures, changes in pricing policies or practices of competitors, and changes in governmental regulations.

         The Company will Face Significant Competition. The Company's market is intensely competitive. There can be no assurance that the Company will have the resources to compete successfully in the future. Current and potential competitors include national, foreign and regional internet service providers, global, regional and local telecommunications companies and the Regional Bell Operating Companies, providers of server hosting and data storage services, and other technology services and products companies. Most of these competitors will have substantially greater resources than the Company. See "Description of Business - Competition."

         The Company is Entering a New Market. The market for Internet system and network management solutions has only recently begun to develop, is evolving rapidly and is characterized by an increasing number of market entrants. This market may not prove to be viable or, if it becomes viable, may not continue to grow. The Company currently incurs costs in excess of its revenues. If the Company cannot attract and retain a customer base, it will not be able to increase its sales and revenues nor create economies of scale to offset its fixed and operating costs.

         The Company Must be able to Manage Growth. In order for the Company to accomplish its proposed business plan, it must experience rapid growth in building its enterprise data storage facilities and network infrastructure, expand its service offering, expand its geographical coverage, expand its customer base and increase the number of employees. This growth is expected to place a significant strain on the Company's financial, management, operational and other resources, including its ability to ensure customer satisfaction. This expansion will require significant time commitments from senior management and involve the efficient management of multiple relationships with a growing number of third parties. The Company's ability to manage its growth effectively will require the Company to continue to expand operating and financial procedures and controls, to upgrade operational, financial and management information systems and to attract, train, motivate and retain key employees. The ability to attract, hire and retain qualified employees in today's competitive employment market is another significant challenge which the Company faces. If the Company's executives are unable to manage growth effectively, the Company's business could be materially adversely affected.

         System Failures Could Lead to Significant Costs. The Company must protect its network infrastructure and equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions the Company has taken, a natural disaster or other unanticipated problems at the Company's facilities could result in interruptions in services or significant damage to customer equipment or data. Any damage to or failure of the Company's systems or service providers could result in reductions in, or terminations of, services supplied to the Company's customers, which could have a material adverse effect on the Company's business.

         The Company will Depend on Network Interconnections with Third Parties. The Company will rely, in part, on a number of public and private network interconnections to allow its customers to connect to other networks. If the networks with which the Company interconnects were to discontinue their interconnections, the Company's ability to exchange traffic would be significantly constrained. Furthermore, the Company's business could be harmed if these networks do not add more bandwidth to accommodate increased traffic. Some of these networks will likely require the payment of fees for the right to maintain interconnections. There usually is nothing to prevent any networks from increasing fees or denying access. In such cases, the Company's ability to pursue the proposed business plan could be materially adversely affected.

         Some of the Company's Business may be Subject to International Risks. The Company is pursuing international business opportunities, especially with respect to the Country of Turkey. Risks inherent in international operations include unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers; challenges in staffing and managing foreign operations; differences in technology standards; employment laws and practices in foreign countries; longer payment cycles and problems in collecting accounts receivable; political instability; changes in currency exchange rates and imposition of currency exchange controls and potentially adverse tax consequences.

Safe Harbor Statement Under Private Securities Litigation Reform Act of 1995

         This Annual Report on Form 10-K and other reports and statements issued on behalf of the Company may include forward-looking statements in reliance on the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "should," "anticipates" and "proposes" and the negative or other variations of such terms or comparable terminology, or by discussion of strategy or business plans that involve risks and uncertainties. These forward-looking statements are subject to substantial risks and uncertainties, including those discussed above, and actual results may differ materially from those contained in any such forward-looking statement. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 amends the guidance in SFAS No. 52, Foreign Currency Translation, to permit special accounting for a hedge currency forecasted transaction with a derivative. It also supersedes SFAS No. 80, Accounting for Future Contracts, SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and SFAS No. 119, Disclosure about Derivative Financial Instruments. In addition, it amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105.

         SFAS 133 is effective for the financial statements for periods beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to materially effect its fiscal 2001 financial statements.

         The Financial Accounting Standards Board issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which is effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation are not expected to have a significant impact on our financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, -- Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. We believe that adopting SAB No. 101 will not have a material impact on our financial position or results of operations.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 140"). SFAS 140 revises the standards for accounting for Securitizations and other transfers of financial assets and collateral and is effective for fiscal years ending December 15, 2000. We believe that adopting SFAS 140 will not have a material impact on our financial position or results of operations.


Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISKS

         The Company has not entered into any transaction using derivative financial instruments and believes that its exposure to market risk associated with other financial instruments is not material. The Company's cash equivalents are maintained primarily in money market risks maturing in less than three months. Accordingly, the Company does not believe that it has any significant exposure to interest rate risk. The Company currently operates only in the United States and all sales are made in U.S. dollars. Accordingly, the Company does not have any material exposure to foreign currency rate fluctuations.

Item 8.           FINANCIAL STATEMENTS

         The Company's financial statements are attached hereto as pages F-1 through F-17.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective June 7, 2000, the Company retained BDO Seidman, LLP ("BDO") to act as the Company's independent certified public accountant. In this regard, BDO replaced Spicer Jeffries & Co. ("Spicer") which audited the Company's financial statements for the fiscal years ended June 30, 1998 and 1999. The reports of Spicer for these fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the report of Spicer for these fiscal years was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and subsequent interim periods, there were no disagreements with Spicer on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Spicer, would have caused it to make reference to such disagreements in its reports.

         The Company has authorized Spicer to discuss any matter relating to the Company and its operations with BDO.

         The change in the Company's auditors was recommended and approved by the board of directors of the Company. The Company does not have an audit committee.

         During the two most recent fiscal years and subsequent interim periods, the Company did not consult with BDO regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or reportable event as defined in the regulations of the Securities and Exchange Commission.

         The Company filed a Current Report on Form 8-K dated June 15, 2000, reporting the change in accountants. Spicer reviewed the disclosures in the Form 8-K. The Company advised Spicer that it had the opportunity to furnish the Company with a letter addressed to the Securities and Exchange Commission concerning any new information, clarifying the Company's disclosures in the Form 8-K or stating any reason why Spicer did not agree with any statements made by the Company in the Form 8-K. Spicer advised the Company that nothing had come to its attention which would cause it to believe that any such letter was necessary.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the Company's executive officers and directors:

         Name                       Age              Position
         ----                       ---              --------
         Robert R. Crawford         61      President, Secretary, Director
         Bryan Forman               60      Vice President
         David Cray                 47      Vice President, Corporate Treasurer
         Jerry Buuck                46      Vice President, Sales and Marketing
         Ted Roberts III            45      Vice President, Chief Information Officer
         Florian Yoste III          57      Vice President, Government and Public Affairs

         Robert Crawford has been a director and the President of the Company since August 1998. From 1989 to 1998, Mr. Crawford served as the Chairman and Chief Executive Officer of New York Regional Rail Corporation and its affiliates. In March, 1997, Mr. Crawford filed a voluntary petition for protection of his personal assets under the federal bankruptcy code, but subsequently withdrew the petition in April, 1997 and subsequently satisfied all creditors.

         Bryan Forman has been a Vice President of the Company and President of North American InfoTech, LLC since January 2000. During the 19 year period prior to joining the Company, Mr. Forman was employed by Qwest Transmission, Inc. where he served as a Vice President and General Manager.

         Jerry Buuck has been Vice President Marketing and Sales of the Company and North American InfoTech since January 2000. Mr. Buuck was employed by Qwest Communications Corporation from 1995 to 2000 where he served as Director of Business Development and Product Management.

         David Cray has been Vice President, Corporate Treasurer of the Company since April 2000. From 1994 to 2000, Mr. Cray owned and managed an independent financial consulting firm. Previously, Mr. Cray held positions with various broker-dealers and investment banking firms.

         Ted Roberts III has been Vice President and Chief Information Officer of the Company since November 1998. Mr. Roberts was an independent information technology consultant from 1995 to November 1998.

         Florian H. Yoste III has been Vice President of Government Affairs of the Company since August 1999. From 1993 to 1999, Mr. Yoste served as Senior Special Assistant to Executive Director for the Governor's Office of Economic and Community Development, State of Mississippi.

Other significant employees of the Company are summarized below:

         Lawrence R. Lonergan has been General Counsel for North American DataCom and North American InfoTech since February 2000. Mr. Lonergan was previously a partner at the law firm of Catafago & Lonergan in New York, where he practiced corporate and commercial litigation and handled various transactional matters.

         Gordon D. Evans has been Vice President of Operations of North American InfoTech since January 2000. Mr. Evans' responsibilities include logistics, strategic planning and manpower allocations for the construction of the Company's Fiber Optic Network. Prior to joining the Company, Mr. Evans worked for MCI Worldcom Telecommunications Corporation where he was a performance analyst in MCI's Network Management Center.

         Jerry Wilemon has been Senior Systems Engineer for the Company since January 2000. From 1995 to 1999 Mr. Wilemon was an independent consultant for the State of Mississippi, American Equipment and Action Communications, Inc. Mr. Wilemon's professional career includes both domestic and international assignments with Thiokol Corporation between 1994 and 1995, Lockheed Missiles and Space Company between 1990 and 1994, and Morrison Kundsen Corporation between 1979 and 1990, where he was director of material handling systems.

         Jerry Duke has been Director of System Engineering for North American InfoTech, a subsidiary of the Company, since January 2000. Prior to joining the Company, Mr. Duke was Director of Field Operations for the entire wireless communications network for Qwest Transmission Inc. from 1985 to 1999.

         Robert Elmes, Jr. has been Director of Provisioning for North American InfoTech since January 2000. Mr. Elmes was Provisioning Manager from 1983 to 1999 for Qwest Transmission, Inc.

         Robert Mecchi has been Director of Network Operating Center at North American InfoTech since January 2000. Between 1986 and 1999, Mr. Mecchi was Director of Network Control for Qwest Transmission Inc.

Item 11.          EXECUTIVE COMPENSATION

         The following table provides information concerning the compensation of the Company's chief executive officer for each fiscal year since the Company's formation in September 1998. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the last fiscal year.

                                                                                           Annual Compensation
                                                                             --------------------------------------------
Name and Principal Position               Year           Salary ($)          Bonus ($)      Other Annual Compensation ($)
---------------------------               ----           ----------          ---------      -----------------------------
Robert R. Crawford(1)                     2000            $57,000                    0                    0
                                          1999            $52,500

(1) In both fiscal 1999 and 2000, $52,500 of Mr. Crawford's salary was paid in the form of shares of common stock at the rate at $1.00 per share. Mr. Crawford did not accrue any long-term compensation in fiscal 1999 of fiscal 2000.

Employment Agreements.

         The Company has entered into employment contracts with David Cray and Ted Roberts. Mr. Cray's contract is for a term of three years commencing April 10, 2000, and Mr. Roberts contract is for a term of three years and two months commencing November 1, 1998. Both contracts provide for base salary of $100,000 per annum plus benefits. Mr. Cray's contract also provided for the grant of options for 250,000 shares of common stock at an exercise price of $3.00 per share. Mr. Robert's contract provided for the grant of common shares equal to 5% of the outstanding stock as of June 30, 1999 and for an option to purchase an additional 5% as of September 30, 1999. Both contracts provide for termination by the Company for certain events and provide that the employee will not compete with the Company during the term of the contract and for three years thereafter in a geographic area of 300 miles in the case of Mr. Cray and 1000 miles in the case of Mr. Roberts. None of the other executive officers are subject to an employment agreement at this time, however, the Company intends to enter into employment contracts with certain additional executive officers in the near future.

Stock Option Plans.

         As of June 30, 2000, the Company had stock options outstanding totaling 14,577,178 shares with exercise prices ranging from $.0433 to $3.00 per share and expiration dates ranging from December 31, 2001 to December 31, 2004. Approximately 8,442,468 of these options are held by officers and directors. These options were issued pursuant to individual option agreement and are not part of a stock option plan.

         The Company's predecessor, Pierce International, Inc., previously had adopted an Incentive Stock Option Plan which was discontinued in connection with the Company's merger with Pierce International Inc. There are currently no outstanding options under such stock plan. The Company intends to adopt a stock option plan for its employees, directors and consultants.

Directors

         Currently, the Company has only one director. Directors have not been compensated for the services they provide as directors. In the future, non-employee directors may be reimbursed for expenses incurred in connection with attending board and committee meetings and compensated for their services as board and committee members.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of September 25, 2000 for
(i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table under Item 10 of this report, (iii) each person or group of affiliated persons whom the Company's knows beneficially owns more than 5% of the outstanding common stock and (iv) all of the Company's directors and executive officers as a group.

         Except as otherwise noted, to the best knowledge of the Company the persons named in this table have sole voting and investing power with respect to all of the shares of common stock held by them.

         Options, warrants, conversion and other rights to acquire shares of the Company's common stock that are exercisable within 60 days of the table date are deemed to be beneficially owned by the persons holding these options or warrants for the purposes of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person's ownership percentage of the total number of securities outstanding. As of the table date, the Company had 98,460,258 shares of common stock outstanding.

Name and Address                                            Amount of
of Beneficial Owner                                    Beneficial Ownership        Percent of Class
-------------------                                    --------------------        ----------------

Robert R. Crawford(1)                                       44,740,758                    45.39 %
751 County Road 989
Iuka, MS 38852

Citrus Springs Trust                                        17,313,388                    17.58 %
Louis Villaume, Trustee
One Lakeside Plaza
Suite 602
Lake Charles, LA 70601

William H. Durham, MD                                        8,156,421                     8.28 %
c/o T. I. Starling
16 Lakeland Drive #501
Jackson, MS 39216

All directors and executive officers
as a group (6 persons)(1)                                   50,493,863                    51.23%

(1)      Includes shares owned of record by Mr. Crawford's spouse.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 30, 1999, the Board of Directors issued 85,000 and agreed to issue 105,000 shares of common stock, which has not been completed as of the date of this report, of its pre-merger common stock to James White, a former director and officer of the Company, and Robert Crawford, President, sole director and principal stockholder of the Company, respectively, for services each provided to the Company in 1999 and 2000. Additional compensation of $88,830 for fiscal year 2000 services were approved by the Board of Directors for Mr. White and paid by issuing 26,320 shares of pre-merger common stock.

         In March 2000, Mr. Crawford, president, sole director and principal stockholder of the Company, guaranteed the Company's obligations under an agreement for the purchase of conduit from Qwest Communications by the Company for a purchase price of approximately $15,120,000. See "Management's Discussion and Analysis - Liquidity."

         In July 2000, a subsidiary of the Company, North American InfoTech, LLC, entered into a right of way sublease agreement with Tishomongo Railroad Company, a company which is owned and controlled by the son of Mr. Crawford. The right of way agreement provides conduit access along certain railway lines to the Company's facilities in Iuka, Mississippi. As part of the consideration for the agreement, a two percent membership interest in North American Infotech was assigned to Tishomongo Railroad Company.

         During fiscal 2000, the Company issued various shares of common stock and Series B convertible preferred stock to Robert R. Crawford, its president, sole director and principal stockholder, for cash and for services. See "Market for Registrant's Common Equity and Related Stockholder Matters" for a description of these transactions.

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         Index of Exhibits:
         2.1      Agreement to Exchange Common Stock Between Pierce
                  International, Inc. and the Company. Incorporated by
                  reference to the Company's Current Report on Form 8-K dated
                  December 20, 1999.
         3.1      Certificate of Incorporation dated December 15, 1999
         3.1.1    Amendment to Certificate of Incorporation dated March 10, 2000
         3.1.2    Certificate of Merger dated March 20, 2000
         3.2      By-Laws of Company
         4.1      Securities Purchase Agreement dated September 5, 2000 by and between the Company, and Cranshire Capital, L.P. and Euram Cap
                  Strat. "A" Fund Limited
         4.2      Registration Rights Agreement dated September 5, 2000 between the Company, and Cranshire Capital, L.P. and Euram Cap Strat.
                  "A" Fund Limited
         10.1     Lease Agreement effective January 1, 1999 between the State of Mississippi and the Company
         10.2     Right of First Refusal Agreement effective August 1, 2000
                  between the State of Mississippi and the Company
         10.3     Fiber Optic Conduit Agreement dated August 15, 2000 between
                  Thoroughbred Technology and Telecommunications, Inc. and
                  North American Infotech, LLC
         10.4     Right of Way Entry Agreement dated August 15, 2000 among
                  Norfolk Southern Railway Company, Thoroughbred Technology and
                  Telecommunications, Inc., and North American Infotech, LLC
         10.5     Right of Way Sublease Agreement dated July 6, 2000 between
                  Tishomingo Railroad Company, Inc. and North American
                  Infotech, LLC
         10.6     Agreement for Sale of Conduit dated March 31, 2000 between
                  Qwest Communications Corporation and the Company
         10.7     Employment Agreement dated November 16, 1998 between North
                  American Software Associates, Ltd. and Ted Roberts III
         10.8     Employment Agreement dated April 1, 2000 between the Company and David Cray
         10.9     Common Stock Purchase Option (and amendment to Employment
                  Agreement) dated June 20, 2000 between the Company and David
                  Cray.
         16       Letter on change in certifying accountant. (Incorporated by reference to the Company's Current Report on Form 8-K dated
                  June 15, 2000).
         21       List of subsidiaries of Company
         27       Financial Data Schedule (for SEC use only)

         Reports on Form 8-K:

         A current report on Form 8-K was filed on June 19, 2000 reporting a change in the Company's certifying accountant. See Item 9 of this 10-K report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


Dated: October 13, 2000                      NORTH AMERICAN DATACOM, INC.


                                             By:  /s/ Robert R. Crawford
                                                  Robert R. Crawford, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert R. Crawford
---------------------------     President, Director,          October 13, 2000
Robert R. Crawford              Chief Executive Officer

/s/ David Cray
---------------------------     Treasurer, Principal          October 13, 2000
David Cray                      Financial Officer,
                                Principal Accounting
                                Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


North American DataCom, Inc.
Iuka, Mississippi

We have audited the accompanying consolidated balance sheets of North American DataCom, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year ended June 30, 2000 and for the period from inception (September 1, 1998) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North American DataCom, Inc. and subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for the year ended June 30, 2000 and for the period from inception (September 1, 1998) to June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ BDO Seidman, LLP

Memphis, Tennessee
September 18, 2000

                          NORTH AMERICAN DATACOM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                               ASSETS
                                                                                               June 30, 2000        June 30, 1999
                                                                                               -------------        -------------
Current Assets:
     Cash and Equivalents                                                                      $     20,948           $    13,353
     Accounts Receivable, Net of allowance of $2,400 and $0                                          37,848                 7,000
     Receivable from broker                                                                              --               700,000
     Notes Receivable (Note 5)                                                                        6,258                    --
     Inventories                                                                                        438                    --
     Employee Advances                                                                              102,555               100,000
                                                                                               ------------           -----------
              Total Current Assets                                                                  168,047               820,353
                                                                                               ------------           -----------
Investments (Note 4)                                                                                 90,000               325,000
                                                                                               ------------           -----------
Property and Equipment:
     Leasehold Property and Improvements                                                             15,880                 3,758
     Computers and Equipment                                                                        717,416                38,009
     Communications Equipment and Wireless Towers (Note 6)                                          371,688                94,016
     Conduit and Optic Fiber Construction In Process                                             14,396,891                    --
     Other Equipment                                                                                 77,278                 6,616
     Office Furniture                                                                                 3,231                    --
                                                                                               ------------           -----------
              Total Property and Equipment                                                       15,582,384               142,399
     Less Accumulated Depreciation and Amortization                                                 (35,945)               (5,570)
                                                                                               ------------           -----------
              Net Property and Equipment                                                         15,546,439               136,829
                                                                                               ------------           -----------
Other Assets (Notes 7 and 14)                                                                       446,494                   990
                                                                                               ------------           -----------
              Total Assets                                                                     $ 16,250,980           $ 1,283,172
                                                                                               ============           ===========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade Note Payable, net of unamortized discount (Note 6)                                  $ 15,152,173           $        --
     Accounts Payable                                                                                24,034                 2,837
     Accrued Expenses                                                                               275,552               166,985
     Deferred Income Tax Liability (Note 14)                                                             --                28,500
                                                                                               ------------           -----------
              Total Current Liabilities                                                          15,451,759               198,322
Payable To Director                                                                                  23,917                 9,079
Notes Payable                                                                                            --                20,000
                                                                                               ------------           -----------
              Total Liabilities                                                                  15,475,676               227,401
                                                                                               ------------           -----------

Commitments and Contingencies (Notes 6, 8, 13 and 15)
Stockholders' Equity (Notes 11 and 12)
     Convertible Preferred Stock, No Par Value; 400,000 shares authorized;
               51,212 shares issued and outstanding at June 30, 1999                                     --               512,120
     Series B Convertible Preferred Stock, $.0001 Par Value; 6% Cumulative;
               5,000 shares authorized; 300 shares issued and outstanding at June 30, 2000          300,000                    --


     Common Stock, $.0001 Par Value; 150,000,000 Shares Authorized;
              97,992,758 and 4,030,000 Shares Issued and Outstanding                                  9,798                 4,030
     Additional Paid in Capital                                                                   2,667,567               790,221
     Other accumulated comprehensive income (Note 4)                                                (99,200)               46,500
     Retained Earnings (Accumulated Deficit)                                                     (2,102,861)             (297,100)
                                                                                               ------------           -----------
              Total Stockholders' Equity                                                            775,304             1,055,771
                                                                                               ------------           -----------
              Total Liabilities and Stockholders' Equity                                       $ 16,250,980           $ 1,283,172
                                                                                               ============           ===========

          See accompanying notes to consolidated financial statements.

                          NORTH AMERICAN DATACOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              For the period
                                                                              from inception
                                                          For the           (September 1, 1998)
                                                        year ended               through
                                                       June 30, 2000          June 30, 1999
                                                       -------------        -------------------
Net Service Revenues                                   $    269,649           $    19,539

Cost of Services                                            117,924                24,667
                                                       ------------           -----------

Gross Profit (Loss)                                         151,725                (5,128)

Selling, General
  and Administrative Expenses                             1,744,701               477,612
                                                       ------------           -----------

Operating Loss                                           (1,592,976)             (482,740)

Other Income (Expense), Net                                (214,710)              184,650
                                                       ------------           -----------
Loss before income tax expense (benefit)                 (1,807,686)             (298,090)
       Income tax expense (benefit) (Note 14)                    --                  (990)
                                                       ------------           -----------

Net Loss                                               $ (1,807,686)          $  (297,100)
                                                       ------------           -----------


Basic and Diluted Loss per
  Common Share (Note 1)                                $      (0.03)          $     (0.01)
                                                       ============           ===========




Weighted Average Number of Common
    Shares Outstanding - Basic and Diluted               71,725,566            33,193,595
                                                       ------------           -----------

          See accompanying notes to consolidated financial statements.

                          NORTH AMERICAN DATACOM, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                 FOR THE PERIOD
                                                                                 FROM INCEPTION
                                                                               (SEPTEMBER 1, 1998)
                                                             YEAR ENDED              THROUGH
                                                            JUNE 30, 2000         JUNE 30, 1999
                                                            -------------      -------------------
Net loss                                                    $(1,807,686)          $(297,100)

Net unrealized gain (loss) on investments (Note 4)             (145,700)             46,500
                                                            -----------           ---------

Comprehensive loss                                          $(1,953,386)          $(250,600)
                                                            ===========           =========

          See accompanying notes to consolidated financial statements.

                          NORTH AMERICAN DATACOM, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                             Convertible
                             Series B Preferred Stock      Preferred Stock             Common Stock        Additional    Accumulated
                               Shares        Amount      Shares       Amount     Shares      Par Value   Paid In Capital   Deficit
                             -------------------------------------------------------------------------------------------------------
Balances, September 1, 1998
  (inception)                            --             $      --         --    $        --         --   $       --    $      --
   Issuance of initial common
      stock                                                    --         --        500,000        500           --           --
   Issuance of stock for
       investments                                             --         --      3,000,000      3,000      497,000           --
   Acquisition of Freedom
       (Note 3)                                                --         --         50,000         50       61,201           --
   Exchange of notes for
       preferred stock                                     51,212    512,120             --         --      100,000           --
   Stock issued to employees                                   --         --        450,000        450      112,050           --
   Issuance of stock for
       services                                                --         --         10,000         10        9,990           --
   Sale of common stock                                        --         --         20,000         20        9,980           --
   Unrealized gain on
       Investments                                             --         --             --         --           --           --
   Net loss for period ended
       June 30, 1999                                           --         --             --         --           --     (297,100)
                             -------------------------------------------------------------------------------------------------------
Balances, June 30, 1999                  --         --     51,212    512,120      4,030,000      4,030      790,221     (297,100)
   Conversion of preferred
       stock to common stock                              (51,212)  (512,120)     2,020,296     20,203      491,917           --
   Issuance of Series B
       preferred stock                  300    300,000                                   --         --           --           --
   Exchange of notes for
       common stock                                            --         --        164,916      1,649      106,455           --
   Issuance of stock for
       services                                                --         --        111,320      1,113      172,717           --
   Sale of common stock                                        --         --        175,500      1,755      225,745           --
   Acquisition of Action
       Communications (Note 3)                                 --         --        150,000      1,500      344,395           --
   Stock split (Note 3)                                                          76,801,017      7,680       (7,680)
   Acquisition of PRCI (Note 3)                            80,000     20,000        861,809         86      (20,086)          --
   Issuance of shares for
        acquisition services                                   --         --      1,687,934        169      101,107           --
   Conversion of PRCI preferred
       stock to common stock                              (80,000)   (20,000)        80,000          8       19,992           --
   Conversion of PRCI notes to
       common stock                                            --         --        170,000         17        9,983           --
   Exercise of warrants to
      acquire common stock                                                           80,000          8       59,992
   Exercise of warrants to
      acquire common stock                                     --         --     11,620,964      1,162      341,082           --
   Conversion of debt to stock                                 --         --         39,002          4        2,141           --
   Adjustment for change in par
      value ($.01 to $.0001)                                   --         --              0    (29,586)      29,586        1,925
   Net unrealized loss on
      investments                                              --         --             --         --           --           --
   Net loss for the year ended
     June 30, 2000                       --                    --         --             --         --           --   (1,807,686)
                             -------------------------------------------------------------------------------------------------------
Balances, June 30, 2000                 300   $300,000  $      --  $      --     97,992,758   $  9,798   $2,667,567  $(2,102,861)
                             =======================================================================================================




                                           Net Unrealized
                                           Gain (Loss) on      Stockholders'
                                            Investments           Equity
                                          -----------------------------------
Balances, September 1, 1998
  (inception)                             $        --         $      --
   Issuance of initial common
      stock                                        --               500
   Issuance of stock for
       investments                                 --           500,000
   Acquisition of Freedom (Note 3)                 --            61,251
   Exchange of notes for
       preferred stock                             --           612,120
   Stock issued to employees                       --           112,500
   Issuance of stock for services                  --            10,000
   Sale of common stock                            --            10,000
   Unrealized gain on
       Investments                             46,500            46,500
   Net loss for period ended
       June 30, 1999                               --          (297,100)
                                          -----------------------------
Balances, June 30, 1999                        46,500         1,055,771
   Conversion of preferred stock
       to common stock                             --                --
   Issuance of Series B preferred
       stock                                       --           300,000
   Exchange of notes for
       common stock                                --           108,104
   Issuance of stock for services                  --           173,830
   Sale of common stock                            --           227,500
   Acquisition of Action
       Communications (Note 3)                     --           345,895
   Stock split (Note 3)                                              --
   Acquisition of PRCI (Note 3)                    --                --
   Issuance of shares for
        acquisition services                       --           101,276
   Conversion of PRCI preferred
       stock to common stock                       --                --
   Conversion of PRCI notes to
       common stock                                --            10,000
   Exercise of warrants to acquire
      common stock                                               60,000
   Exercise of warrants to acquire
      common stock                                 --           342,244
   Conversion of debt to stock                     --             2,145
   Adjustment for change in par
      value ($.01 to $.0001)                       --             1,925
   Net unrealized loss on
      investments                            (145,700)         (145,700)
   Net loss for the year ended
     June 30, 2000                                 --        (1,807,686)
                                          -----------------------------
Balances, June 30, 2000                   $   (99,200)      $   775,304
                                          =============================


          See accompanying notes to consolidated financial statements.

                          NORTH AMERICAN DATACOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 FOR THE PERIOD
                                                                                                 FROM INCEPTION
                                                                          FOR THE              (SEPTEMBER 1, 1998)
                                                                        YEAR ENDED                   THROUGH
                                                                       JUNE 30, 2000              JUNE 30, 1999
                                                                       -------------           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for period                                                    $(1,807,686)               $(297,100)
Adjustments to reconcile net loss to cash
     provided by operations:
          Depreciation and amortization                                     53,708                    5,570
          Gain on sale of investments                                           --                 (200,000)
          Provision for deferred income taxes                                   --                     (990)
          Noncash compensation charge                                      131,830                   42,000
          Noncash interest charge                                          161,128                       --
          Noncash organizational expense charge                            211,076                       --
          Provision for doubtful accounts                                    2,400                       --
          Changes in operating assets and liabilities,
              net of acquisitions:
              Inventories                                                     (438)                      --
              (Increase) decrease in accounts receivable                   (33,803)                (107,000)
              Increase (decrease) in notes receivable                       (6,258)                      --
              (Increase) decrease in other assets                          (38,037)                      --
              Increase in accounts payable
                  and accrued expenses                                     142,659                  127,822
                                                                       -----------                ---------
Net cash used in operations                                             (1,183,421)                (429,698)
                                                                       -----------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Due from broker                                                  700,000                       --
          Purchase of property and equipment                              (463,094)                (142,399)
                                                                       -----------                ---------
Net cash provided by (used in) investing activities                        236,906                 (142,399)
                                                                       -----------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from sale of common stock                               522,089                       --
          Proceeds from sale of preferred stock                            300,000                  556,371
          Proceeds from issuance of convertible notes                      108,104                       --
          Increase in notes payable                                         23,917                   29,079
                                                                       -----------                ---------
Net cash provided by financing activities                                  954,110                  585,450
                                                                       -----------                ---------

INCREASE IN CASH for the period (Note 9)                                     7,595                   13,353
CASH, beginning of period                                                   13,353                       --
                                                                       -----------                ---------
CASH, end of period                                                    $    20,948                $  13,353
                                                                       ===========                =========


          See accompanying notes to consolidated financial statements.

North American DataCom, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies:

Nature of Business

The Company intends to provide communications and information technology services with an emphasis on wideband fiber optic and wireless telecommunications services that support enterprise data storage solutions, primary for customers in southern United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of the realization of long-lived assets and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different from those reported in the consolidated financial statements and the effect of such differences could be material.

Investments

Investments are classified as available-for-sale and are reported at estimated market value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity.

Realized gains and losses, and declines in value judged to be other than temporary, are included in other income. The cost of securities sold is based on the specific identification method and interest earned is included in other income.

Revenue Recognition

Revenue is recognized when services are rendered.

Taxes on Income

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, the Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards. Measurement of deferred income taxes is based upon enacted tax laws and tax rates, with the measurement of deferred income tax assets reduced by estimated amounts of tax benefits not likely to be realized.

North American DataCom, Inc.

1.  Summary of Significant Accounting Policies (Continued):

Earnings per Share

Basic and diluted loss per share of common stock have been computed based upon the weighted average number of shares outstanding during the year ending June 30, 2000 and, after giving effect to the merger stock split, the period ending June 30, 1999. Common stock equivalents consisting of stock options, convertible notes and warrants were not considered in either period, as their effect would be anti-dilutive.

The following details the Company's common stock equivalents (in post-merger shares):


                                   2000                     1999
                                ----------               ----------

Stock options                   14,879,923               11,620,964
Convertible notes                       --                1,903,130
Warrants                                --                   80,000
Convertible Preferred stock        150,000                2,020,396
                                ----------               ----------

                                15,029,923               15,624,490
                                ==========               ==========

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

                                                             Years
                                                             -----
         Conduit and optic fiber                               25
         Communications equipment and wireless towers         3-10
         Computers                                              5
         Other Equipment                                      3-10
         Leasehold improvements                           Term of lease

The carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value.

Licenses

Licenses relate to the Company's FCC License to provide personal communications and paging services. Generally, amortization begins with the commencement of service to customers and is computed using the straight-line method over an estimated useful life of 15 years.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, consisting of cash and cash equivalents, notes and accounts receivable, accounts payable and payable to director approximate their respective fair values.

North American DataCom, Inc.

2.  The Organization and Business:

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

North American DataCom, Inc. and its subsidiaries are developing a major southern United States communications network. This network combines state-of-the-art fiber optics, wireless and satellite technologies with traditional business resources to provide wideband real-time data communication. Accordingly, for periods prior to the merger, the consolidated financial statements present the historic accounts of NADC (formerly NAS) and its subsidiaries. The Company is engaged, or plans to engage, in the following lines of business:

Business Lines

Fiber Optic and Broadband Wireless Network: The Company is building a fiber optic and broadband wireless communications network, which will allow for the high-speed transmission of large amounts of data. It is expected that businesses, government agencies and institutions will use the Company network as a preferred alternative to existing telephone and satellite data transmission systems.

Internet Access: As of June 30, 2000 the Company provides Internet service in Mississippi, Tennessee and Alabama. Internet services provided by the Company include basic dial-up access to the Internet through standard computer modems, high speed Internet access, and the design and hosting of websites for customers.

Remote Data Storage: During fiscal 2000 the Company took delivery of equipment that will allow third parties to store and access data stored in digital form on computer systems maintained and operated by the Company in its facility in Iuka, Mississippi. As of June 30, 2000, the Company did not have any agreements with any third parties regarding the storage of computer data.

Telecommunication Projects and Consulting: The Company plans to assist corporations, government agencies and institutions in the design and installation of their own internal telecommunications networks. The Company plans to use state-of-the-art technology, which will enable its clients to transfer and receive large amounts of data at high speed between both internal and external sources.

At present, the Company operates in one segment, paging and internet access to consumers and small businesses.

North American DataCom, Inc.

3.  Acquisitions

On April 1999, the Company acquired all of the partnership interests of Freedom 2000 for $8,000 and 50,000 shares of the restricted pre merger common stock of the Company (valued at $61,251). Freedom is an Internet service provider. This transaction has been accounted for as purchase, accordingly, the results of Freedom are included in the Company's consolidated statements of operations from the date of acquisition. The purchase price of $69,251 has been allocated primarily to property and equipment.

On December 3, 1999 the Company acquired all the common stock of Action Communications, Inc. ("Action") for 150,000 shares of pre merger stock (1,731,339 post merger shares) of the restricted common stock of the Company (valued at $375,000). Action provides digital and alpha numeric paging to nine southeastern states, and is currently expanding its coverage area to include portions of the eastern and southwestern United States. Action is also a specialized mobile radio carrier providing dispatch, telephone and Global Position System ("GPS") services. This transaction has been accounted for as a purchase, accordingly, the results of operations of Action are included in the Company's consolidated statements of operations from the date of acquisition. The purchase price of $345,895 has been allocated to estimated fair value of the assets acquired and liabilities assumed, as follows:

             Property and Equipment       $     5,000
             FCC License                      370,000
             Current liabilities              (29,105)
                                          -----------

                                          $   345,895
                                          ===========

On December 21, 1999, North American Software Associates, Limited ("NAS") (incorporated in September 1998) merged into Pierce International, Inc. ("PRCI") in exchange for 76,801,017 of the PRCI's common stock. The merger has been accounted for as a reverse acquisition, whereby NAS is deemed the acquirer because the shareholders of NAS obtained a controlling interest in the Company as a result of the merger. This has been presented as a stock split with the addition of 861,809 shares of PRCI that were outstanding at the date of merger. As a result of the reverse merger, NAS assumed liabilities of $10,000 in the form of a convertible Note, 80,000 shares of preferred equity with a book value of $20,000 and paid in capital for the 7,515,705 common shares of PRCI outstanding was approximately $850,000. There was a net operating loss carry forward of approximately $880,000. There were no assets and no other liabilities. Expenses incurred for this transaction totaling approximately $211,000 were expensed.

PRCI had 400,000 authorized shares of no par value, Series 1 convertible preferred stock with 80,000 shares outstanding at the date of merger. These Series I Preferred Stock were converted in January 2000 into an identical number of shares of the Company's Common Stock.

North American DataCom, Inc.

4.       Investments:

The Company's investments are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and estimated fair value, less the option price of $.12 per share, for these investments were as follows at June 30, 2000 and June 30, 1999:

                                  Cost     Gross Unrealized    Estimated
June 30, 2000                     Basis     Gains (Losses)     Fair Value
--------------------------------------------------------------------------------
New York Regional
Rail Corporation
Stock Options                  $ 250,000     $(160,000)      $  90,000

June 30, 1999

New York Regional
Rail Corporation
Stock Options                  $ 250,000     $  75,000       $ 325,000

During the fiscal year June 30, 1999, the Company sold 500,000 shares of New York Regional Rail Corporation stock for $700,000. The cost of this investment as determined by the specific identification method was $500,000.

5.       Notes Receivable:

Sales of Action Communications' merchandise has created a trade note receivable earning interest at 6% per annum with the final payment due July 2002. Maturities of the receivables at June 30, 2000 are as follows:

Fiscal Year Ending June 30,

                   2001                                         $2,920
                   2002                                          3,100
                   2003                                            238
                                                                ------

                   Total                                        $6,258

6.       Property, Plant and Equipment:

In March 2000, the Company acquired 504 miles of fiber optic conduit for $15.12 million from Qwest. The purchase was price to be paid over a 12 month period ending March 31,2001 and, accordingly, imputed interest of $723,109 was recorded as a discount which is being amortized as an interest charge over the term of the payable. For the period ending June 30, 2000 the interest charge associated with this payable was $180,282. The Company currently is past due in its payments on this obligation by approximately $9,000,000 and is actively negotiating with the vendor for modifications to the repayment terms.

7.       Other Assets

Other assets consist of the following items as of:

June 30,                                                     2000                1999
                                                           --------            --------
FCC License, net of amortization of
$14,389                                                    $355,611            $     --
Prepaid expenses                                             29,093                  --
Deferred income tax asset                                    61,790                 990
                                                           --------            --------

Total                                                      $446,494            $    990
                                                           ========            ========

North American DataCom, Inc.

8.       Commitments:

The Company currently leases 25,000 square feet at the former NASA facility from the State of Mississippi. The lease expires in December 2008 and the Company plans to extend the lease for an additional 10 years. Total rentals under this lease for the year ending December 2000 will be approximately $87,500, $100,000 for the year ending December 2001, and $125,000 for each remaining year. This lease has been straight lined for accounting purposes. Accordingly, rent expenses associated with this lease was $112,500 and $56,250 for 2000 and 1999, respectively. The lease may be terminated by either party at any time by giving the other party 90 days written notice.

The Company also leases approximately 3,000 square feet of office space in Denver, Colorado at an annual rent of approximately $36,000, which is used primarily for sales and marketing purposes.

The Company has agreed to sell to the majority shareholder up to 5,000 shares of Series B Preferred Stock at $1,000 per share. As June 30, 2000, 300 such shares were sold. These shares are convertible into 500 shares of common stock for each preferred share commencing July 1, 2001.

The Company has 2 employment agreements with the Vice President of Operations and the corporate Treasurer which expire December 31, 2001 and April 10, 2003. In addition to a base salary, the agreement provides for each employee options to acquire the Company's stock. Compensation expensed in 2000 and 1999 were $122,756 and $100,000, respectively.

On August 15, 2000, the Company entered into an agreement with a third-party contractor to lay fiber optic conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The agreement calls for payments of approximately $29 million over the course of the agreement, approximately $2.9 million of which is due on October 15,2000 with the balance due in specified installments as the conduit is installed.

9.       Supplemental Cash Flow Information:

For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash on hand, demand deposit accounts and short-term investments in certificates of deposit with maturities of three months or less.

Within the statement of cash flows, $109,800 of costs incurred as part of the stock issuances has been netted against the $631,889 of proceeds received.

Noncash investing and financing activities

In September 1998, the Company agreed with Robert Crawford, a Director and President of the Company, to exchange 1,500,000 shares of common stock for the assignment of 250,000 shares of New York Regional Rail Corporation ("NYRR") common shares. In addition, the Company issued to him a $250,000 convertible note payable for 250,000 additional NYRR common shares and warrants to purchase additional common shares at $.25 per share.

North American DataCom, Inc.

9.       Supplemental Cash Flow Information (Continued):

Non cash investing and financing activities (Continued)

In June 1999, outstanding long-term debt obligations of $350,000 held by shareholders were converted by the holders into shares of Series A Preferred Stock. In November 1999, the Preferred shares were converted into 2,020,296 pre-merger common shares of the Company. The Preferred shareholders and certain note holders also held options, expiring in 2000 and 2001, to acquire approximately 1,263,750 pre merger common shares for $563,750. (See Notes 11 and
12)

In June 1999, the Company sold 500,000 shares of NYRR Common stock for $700,000 and realized a gain of $200,000. The cash from this sale was not received by the Company until July 2000.

Other noncash equity transactions during the fiscal year June 30, 2000 were:

                                                            No. of         Dollar
          June 30, 2000                                     Shares         Amount
                                                           ---------      --------

          Issuance of stock for services                     111,320      $173,830
          Acquisition of Action Communications               150,000       345,895
          Issuance of shares for services                  1,687,934       101,276
          Conversion of notes to common stock                170,000        10,000
          Conversion of debt for stock                        39,002         2,145
          Conversion of debt for stock                        18,901        29,079


In March 2000, the Company entered into an agreement to purchase approximately $15,120,000 (before discount for imputed interest) of conduit and fiber optic cable from an unrelated company with installment payments due over a 12-month period. (See Note 6)

In December 1999, the Company purchased approximately $576,000 of data storage equipment from an unrelated company in exchange for a note payable bearing interest of 18% per annum, due June 30, 2000. This note was paid in full in August 2000.

For the years ending June 30, 2000 and 1999, respectively, no cash was paid for interest and income taxes.

10. Litigation:

The Company could be part of litigation in the ordinary course of its business. Management has informed us that no litigation existed as of June 30, 2000.

11.      Related Party Payable and Related Party Transactions:

In addition to those items discussed in Note 8, on November 30, 1999, the Company issued 85,000 and agreed to issue 105,000 shares, which has not been completed as of the date of this financial statement, of its pre-merger restricted common stock to James White (former director) and Robert Crawford (director), respectively, for services each provided to the Company in 1999 and 2000. Additional compensation of $88,830 for fiscal year 2000 services were approved by the Board of Directors for Mr. White and paid by issuing 26,320 shares of restricted pre merger common stock.

North American DataCom, Inc.

12. Stockholders' Equity:

In June 1999 the Company authorized the exchange of $512,120 of Notes and debt for 51,212 shares of Series A Convertible Preferred stock. These 51,212 shares outstanding as of June 30, 1999 were converted into 2,020,296 shares of the Company's common stock and subsequently exchanged for 23,319,933 shares of restricted common stock as part of its reverse merger with PRCI in December 1999. In March 2000, options attached to the Notes were exercised and payment of $342,244 was received for 11,620,964 of common shares. In addition, $2,145 of debt was converted to 39,002 shares of common stock.

There are no Series A preferred shares outstanding as of June 30, 2000.

As discussed in Notes 2 and 3, the Company completed a reverse acquisition of PRCI in a transaction accounted for in a manner similar to a recapitalization. Shareholders of the Company received approximately 11.54 shares of PRCI common stock for each share of common stock they held in the Company at the date of merger.

In November 1998, and January 1999, the Company entered into employment agreements with five initial employees to issue 450,000 restricted pre merger common shares, based on a vesting formula, in exchange for $112,500. (See Note
9)

In February 1999, the Company exchanged 10,000 shares of its pre merger common stock for services rendered, aggregating $10,000.

During the period from March to May 1999, the Company sold 20,000 shares of restricted common stock for a total of $10,000.

During the period from April 1999 to December 3, 1999, the Company sold 175,500 shares of restricted common stock for a total of $227,500 at prices ranging from $0.50 to $5.00 per share. There were options for the purchase of 55,500 shares of pre merger common stock of the Company for $10 per share attached to certain of the sales.

During November 1999, the Company exchanged 164,916 shares of restricted common stock for $74,000 of convertible notes and $34,104 of advances made from a director.

During December 1999, the Company exchanged 1,687,934 shares of restricted common stock for services rendered, aggregating $101,275 for services rendered in facilitating the PRCI merger.

In January 2000, the 80,000 preferred shares were converted into 80,000 shares of common stock of the Company. Also in January 2000, the warrants attached to these preferred shares were exercised with payment of $60,000, and 80,000 restricted common shares were issued.

In February 2000 a $10,000 convertible note of PRCI was converted into 170,000 shares of common stock.

In May 2000 the Company exchanged 111,320 pre merger (1,284,883 post merger shares) shares of common stock for $173,830 of services provided to the Company by James White in the period January 1999 to March 2000. The Board approved this exchange in November 1999.

North American DataCom, Inc.

12.      Stockholders' Equity (Continued):

In May 2000 the Board authorized 500,000 shares of Series B Senior Preferred Stock. In June 2000 the Company authorized the sale of up to 5,000 shares of Series B convertible preferred stock for $1,000 per share to a principal shareholder. Each share is convertible into 500 shares of Rule 144 restricted common stock of the Company. Each share carries a $60 dividend payable in July annually with these dividends accumulating if not paid and has a right upon liquidation to be redeemed before any common shareholders. If dividends are not current the holders will have 500 voting rights for each share held. There are no redemption rights for retiring this issue. As of June 30, 2000, 300 shares were purchased for $300,000 and through September 20, 2000 a total of $800,000 was purchased.

13.      Stock Option Plan:

As of June 30, 2000 the Company had common stock options outstanding totaling 14,577,178 shares as follows:

                             Number of shares   Price per share        Expiration Dates
                             ----------------   ---------------        ----------------
Officers and Directors         8,442,468        $.0433 to $3.00        12/31/01 - 12/31/04
Employees                      1,036,690        $.087 - $3.00          12/31/01 - 12/31/04
                              ----------
Sub-total                      9,479,158
Investors and consultants      5,098,020        $.087 - $.866          12/31/01
                              ----------
Total                         14,577,178
                              ==========

In 1987 PRCI adopted an Incentive Stock Option Plan under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue code of 1954, as amended. Pursuant to the Plan, options to purchase up to 400,000 shares of the Company's Common Stock may be granted to employees of the Company. The Board of Directors administers this Plan. During the fiscal year June 30, 2000, the plan was abandoned.

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts presented below for the years ended:

                                                    June 30               June 30
                                                      2000                  1999
                                                  -----------           -----------
Net income (loss)
     As reported                                  $(1,807,686)          $  (297,100)
     Pro forma                                     (2,089,031)             (378,791)

Earnings (loss) per share of common stock:
     As reported                                  $      (.03)          $      (.01)
     Pro forma                                    $      (.03)          $      (.01)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999 and 2000: average expected life of option of 2.67 years for 1999 and 2.75 years for 2000, expected volatility of 64% for both years, average risk free interest rate of 5.72% for 1999 and 6.41% for 2000. The weighted average fair value at date of grants is $0.03 per option for 1999 and $3.77 per option for 2000.

The following options were outstanding as of June 30, 2000 and 1999. Options generally vest over four years.

                                                                Period ended
                                            ----------------------------------------------------
                                                  June 30, 2000              June 30, 1999
                                            -------------------------   ------------------------
                                                             Weighted                   Weighted
                                                             Average                    Average
                                                             Exercise                   Exercise
                                               Shares          Price      Shares          Price
                                            -----------        -----    ----------        -----
Options outstanding, beginning of period     20,889,124        $0.16           -0-        $  --
Options granted                                 250,000         5.00    20,889,124         0.16
Options cancelled or exercised              (11,659,966)        0.03           -0-           --
                                            -----------                 ----------
Options outstanding, end of period            9,479,158        $0.33    20,889,124        $0.16
                                            ===========                 ==========
Option price range at end of period               $0.09 to $5.00             $0.03 to $0.50
Weighted average fair value of options
  granted during period                    $       3.77                 $     0.03

North American DataCom, Inc.

14.      Federal Income Tax Benefit:

The components of income tax expense (benefit) are as follows:

June 30,                                            2000                 1999
                                                  --------             --------
Deferred:
  Federal                                         $      0             $   (830)
  State                                                  0                 (160)
                                                  --------             --------
                                                  $      0             $   (990)
                                                  ========             ========

Net deferred income tax assets arose from the following:

June 30,                                           2000                 1999
                                                 ---------            ---------
Deferred income tax assets:
  Allowance for doubtful accounts                $   1,000            $      --
  Unrealized loss on sale of investments            60,800                   --
  Net operating loss benefit                     1,825,000              111,400
  Organization cost                                 39,100                7,490
  Less valuation allowance                      (1,788,110)            (111,400)
                                                 ---------            ---------
Total deferred income tax assets                   137,790                7,490
                                                 ---------            ---------
Deferred income tax liabilities:
  Depreciation                                     (76,000)              (6,500)
  Unrealized gain on sale of
    investments                                         --              (28,590)
                                                 ---------            ---------
Total deferred income tax liabilities              (76,000)             (35,090)
                                                 ---------            ---------
Net deferred income tax asset
  (liability)                                       61,790              (27,600)

Less deferred income tax (asset)
  liability reflected in stockholders'
  equity                                           (60,800)              28,590
                                                 ---------            ---------
Long-term net deferred income tax
  asset                                          $     990            $     990
                                                 =========            =========

At June 30, 2000, the Company had a net operating loss carryforward of $1,696,607 that expires 2020. An allowance had been established for the deferred tax asset related to the net operating loss.

The effective tax rate on income before taxes on income is different from the maximum federal statutory tax rate. The following summary reconciles taxes at the maximum federal statutory rate with the effective rate:

June 30,                                            2000                 1999
                                                  --------              -------
Income tax benefit at maximum
  statutory rate                                     (34.0)%               34.0%
State income taxes, net of federal
  tax benefit                                           --                   --
Increase in valuation allowance                       31.1                (38.0)
Other items                                            2.9                  4.0
                                                  --------              -------
Income tax expense (benefit), at
  effective rate                                         0%                   0%
                                                  --------              -------

North American DataCom, Inc.

14.      Federal Income Tax Benefit (Continued):

The Company acquired a net operating loss of $880,000, which is subject to certain restrictions under the Internal Revenue Service Code. The loss carryforward expires 2003 through 2018.

15.      Continuing Operations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2000, the Company has negative working capital with obligations totaling $15,451,759 due within one year of which approximately $9,000,000 is past due (Note 6). In addition, losses totaling $2,104,786 have been generated since inception. These matters raise substantial doubt about the company's ability to continue on as a going concern. The continuation of the Company as a going concern is dependent upon the Company raising additional capital, and attaining and maintaining profitable operations. The Company has identified potential sources of capital and potential joint venture and/or strategic partners and believes that they will be able to secure the necessary capital to put their business plan into operation.

16.      Subsequent Events:

In July 2000, the Company sold 317,500 shares of common stock to an investor for $635,000.

In September 2000, the Company sold an additional 500 shares of Series B preferred stock to a principal shareholder for $500,000.

In September 2000, the Company sold 150,000 shares of its common stock to a group of investors for $442,125.

17.      Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 amends the guidance in SFAS No. 52, Foreign Currency Translation, to permit special accounting for a hedge currency forecasted transaction with a derivative. It also supersedes SFAS No. 80, Accounting for Future Contracts, SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and SFAS No. 119, Disclosure about Derivative Financial Instruments. In addition, it amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105.

SFAS 133 is effective for the financial statements for periods beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to materially effect its fiscal 2001 financial statements.

The Financial Accounting Standards Board issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which is effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation are not expected to have a significant impact on our financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, -- Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. We believe that adopting SAB No. 101 will not have a material impact on our financial position or results of operations.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 140"). SFAS 140 revises the standards for accounting for Securitizations and other transfers of financial assets and collateral and is effective for fiscal years ending December 15, 2000. We believe that adopting SFAS 140 will not have a material impact on our financial position or results of operations.