Form 10-Q
period 2000-09-30
NORTH AMERICAN DATACOM INC
filed 2000-11-20
CIK 823387

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2000

                                       or

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

                                 YES [X] NO [ ]

         As of November 10, 2000, the Company had approximately 98,645,067 outstanding shares of common stock.

                                      INDEX

                                                                                  Page
PART I - CONDENSED FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Information

      Condensed Consolidated Balance Sheets.........................................3

      Condensed Consolidated Statements of Operations...............................4

      Condensed Consolidated Statement of Comprehensive Income......................5

      Condensed Consolidated Statement of Changes in Stockholders' Equity...........6

      Condensed Consolidated Statements of Cash Flows...............................7

      Notes to Condensed Consolidated Financial Statements.......................8-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........................13-20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................21

PART II - OTHER INFORMATION

      ITEMS 1 through 6.........................................................21-22

      Signatures...................................................................23

                          NORTH AMERICAN DATACOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             (UNAUDITED)
                                                                            SEPTEMBER 30,       JUNE 30,
                                                                                2000              2000
                                                                            ------------      ------------
                                     ASSETS
Current Assets:
   Cash and Equivalents                                                     $    176,823      $     20,948
   Accounts Receivable, Net of allowance of $2,400 at
       September 30 and June 30, 2000                                             37,905            37,848
   Notes Receivable                                                                6,258             6,258
   Advance to Affiliate (Note 5)                                                 200,000                --
   Inventories                                                                     1,988               438
   Employee Advances                                                               2,555           102,555
                                                                            ------------      ------------
       Total Current Assets                                                      225,529           168,047
                                                                            ------------      ------------
Investments (Note 3)                                                              60,000            90,000
                                                                            ------------      ------------
Property and Equipment:
   Leasehold Property and Improvements                                            15,960            15,880
   Computers and Equipment                                                       722,156           717,416
   Communications Equipment and Wireless Towers                                  470,560           371,688
   Conduit and Optic Fiber (Notes 4 and 7)                                    16,432,996        14,396,891
   Other Equipment                                                                81,458            77,278
   Office Furniture                                                                3,231             3,231
                                                                            ------------      ------------
       Total Property and Equipment                                           17,726,361        15,582,384
   Less Accumulated Depreciation and Amortization                                (48,323)          (35,945)
                                                                            ------------      ------------
       Net Property and Equipment                                             17,678,038        15,546,439
                                                                            ------------      ------------
Other Assets (Note 6)                                                            575,816           446,494
                                                                            ------------      ------------
       Total Assets                                                         $ 18,739,383      $ 16,250,980
                                                                            ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade Notes Payable, net of unamortized discount (Note 4)                $ 14,759,436      $ 15,152,173
   Accounts Payable                                                              235,277            24,034
   Accrued Expenses                                                              245,410           275,552
                                                                            ------------      ------------
       Total Current Liabilities                                              15,240,123        15,451,759
                                                                            ------------      ------------
Payable to Director                                                               23,917            23,917
                                                                            ------------      ------------
       Total Liabilities                                                      15,264,040        15,475,676
                                                                            ------------      ------------
Minority Interest in Net Assets of Subsidiary (Note 7)                         2,000,000                --
                                                                            ------------      ------------
Commitments and Contingencies

Stockholders' Equity
   Convertible Preferred Stock, No Par Value; 400,000 shares
       authorized                                                                     --                --
   Series B Convertible Preferred Stock, $.0001 Par Value; 6%
       Cumulative; 5,000 shares authorized; 800 shares issued and
       outstanding as of September 30, 2000 (Note 8)                             800,000           300,000
   Common Stock, $.0001 Par Value; 150,000,000 Shares Authorized;
       98,588,223 and 97,992,758 Shares Issued and Outstanding (Note 8)            9,858             9,798
   Additional Paid in Capital                                                  3,766,632         2,667,567
   Other accumulated comprehensive income                                       (129,200)          (99,200)
   Retained Earnings (Accumulated Deficit)                                    (2,971,947)       (2,102,861)
                                                                            ------------      ------------
       Total Stockholders' Equity                                              1,475,343           775,304
                                                                            ------------      ------------
       Total Liabilities and Stockholders' Equity                           $ 18,739,383      $ 16,250,980
                                                                            ============      ============




    See accompanying notes to consolidated financial statements (unaudited).

                          NORTH AMERICAN DATACOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                                FOR THE THREE MONTHS ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                                  2000              1999
                                                              ------------      ------------
Net Service Revenues                                          $     69,432      $     23,995
Cost of Services                                                    48,014            10,378
                                                              ------------      ------------
Gross Profit                                                        21,418            13,617
Selling, General and Administrative Expenses                       715,864           197,179
                                                              ------------      ------------
Operating Loss                                                    (694,446)         (183,562)
Other Income (Expense), Net                                       (174,640)            3,823
                                                              ------------      ------------
Loss before income tax expense (benefit)                          (869,086)         (179,739)

   Income tax expense (benefit)                                         --                --
                                                              ------------      ------------
Net Loss                                                      $   (869,086)     $   (179,739)
                                                              ------------      ------------
Basic and Diluted Loss per Common Share (Note 1)              $      (0.01)     $       0.00
                                                              ============      ============
Weighted Average Number of
   Common Shares Outstanding - Basic and Diluted (Note 1)       91,393,141        46,515,268
                                                              ============      ============




    See accompanying notes to consolidated financial statements (unaudited).

                          NORTH AMERICAN DATACOM, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   UNAUDITED

                                                    FOR THE THREE MONTHS ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                         2000           1999
                                                      ---------      ---------
Net loss                                              $(869,086)     $(179,739)

Net unrealized gain (loss) on investments (Note 4)      (30,000)            --
                                                      ---------      ---------
Comprehensive loss                                    $(899,086)     $(179,739)
                                                      =========      =========

    See accompanying notes to consolidated financial statements (unaudited).

                           NORTH AMERICAN DATACOM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                        Series B                 Convertible
                                     Preferred Stock           Preferred Stock               Common Stock
                                    ------------------     ----------------------      -----------------------      Additional
                                    Shares     Amount       Shares       Amount          Shares      Par Value          PIC
                                    ------    --------     -------      ---------      ----------    ---------      -----------
BALANCES, JUNE 30, 1999                --     $     --      51,212      $ 512,120       4,030,000     $  4,030      $   790,221
                                     ====     ========     =======      =========      ==========     ========      ===========
BALANCES, SEPTEMBER 30, 1999           --     $     --      51,212      $ 512,120       4,030,000     $  4,030      $   790,221
                                     ====     ========     =======      =========      ==========     ========      ===========
BALANCES, JUNE 30, 2000               300     $300,000          --      $      --      97,992,758     $  9,798      $ 2,667,567
                                     ====     ========     =======      =========      ==========     ========      ===========
  Issuance of Series B preferred
    stock                             500      500,000          --             --              --           --               --
  Sale of common stock                 --           --          --             --         317,500           32          634,968
  Sale of common stock                 --           --          --             --         150,000           15          442,110
  Exercise of stock options
    to acquire common stock            --           --          --             --          11,542            1            9,999
  Exercise of stock options
    to acquire common stock            --           --          --             --         115,423           12            9,988
  Issuance of shares for services      --           --          --             --           1,000           --            2,000
  Net unrealized loss from
    investments                        --           --          --             --              --           --               --
  Net loss for the period ended
    September 30, 2000                 --           --          --             --              --           --               --
                                     ----     --------     -------      ---------      ----------     --------      -----------
BALANCES, SEPTEMBER 30, 2000          800     $800,000          --      $      --      98,588,223     $  9,858      $ 3,766,632
                                     ====     ========     =======      =========      ==========     ========      ===========
                                                            Net
                                                        Unrealized
                                                        Gain (Loss)
                                        Accumulated         on         Stockholders'
                                          Deficit       Investments       Equity
                                        -----------     -----------     -----------
BALANCES, JUNE 30, 1999                 $  (297,100)     $  46,500      $ 1,055,771
Net loss for the period
  ended September 30, 1999                 (179,739)            --         (179,739)
                                        -----------      ---------      -----------
BALANCES, SEPTEMBER 30, 1999            $  (476,839)     $  46,500      $   876,032
                                        ===========      =========      ===========
BALANCES, JUNE 30, 2000                 $(2,102,861)     $ (99,200)     $   775,304
                                        ===========      =========      ===========
  Issuance of Series B preferred
    stock                                        --             --          500,000
  Sale of common stock                           --             --          635,000
  Sale of common stock                           --             --          442,125
  Exercise of stock options
    to acquire common stock                      --             --           10,000
  Exercise of stock options
    to acquire common stock                      --             --           10,000
  Issuance of shares for services                --             --            2,000
  Net unrealized loss from
    investments                                  --        (30,000)         (30,000)
  Net loss for the period ended
    September 30, 2000                     (869,086)            --         (869,086)
                                        -----------      ---------      -----------
BALANCES, SEPTEMBER 30, 2000            $(2,971,947)     $(129,200)     $ 1,475,343
                                        ===========      =========      ===========

                          NORTH AMERICAN DATACOM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                                            FOR THE THREE MONTHS ENDED
                                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                                2000           1999
                                                                            -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $  (869,086)     $(179,739)
Adjustments to reconcile net loss to cash provided by operations:
     Depreciation and amortization                                               18,545             --
     Noncash interest charge                                                    182,263             --
     Noncash promotional expense charge                                           2,000             --
     Changes in operating assets and liabilities, net of acquisitions:
       Inventory                                                                 (1,550)            --
       (Increase) decrease in accounts receivable and trade receivables          99,943             990
       Increase (decrease) in notes receivable                                       --
       (Increase) decrease in other assets                                     (135,489)       (27,416)
       Increase (decrease) in accounts payable and accrued expenses             181,101          4,604
                                                                            -----------      ---------
Net cash used in operations                                                    (522,273)      (201,561)
                                                                            -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Due from broker                                                                 --        700,000
     Purchase of property and equipment                                        (143,977)       (18,177)
     Investment in NYRR                                                              --           (111)
     Advance to Affiliate-Turkey                                               (200,000)            --
                                                                            -----------      ---------
Net cash provided by (used in) investing activities                            (343,977)       681,712
                                                                            -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                       1,097,125             --
     Proceeds from sale of preferred stock                                      500,000             --
     Proceeds from issuance of convertible notes                                     --           (133)
     Increase in notes payable                                                 (575,000)        53,155
                                                                            -----------      ---------
Net cash provided by financing activities                                     1,022,125         53,022
                                                                            -----------      ---------
INCREASE IN CASH for the period (Note 8)                                        155,875        533,173
CASH, beginning of period                                                        20,948         13,353
                                                                            -----------      ---------
CASH, end of period                                                         $   176,823      $ 546,526
                                                                            ===========      =========


    See accompanying notes to consolidated financial statements (unaudited).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the period presented. All accruals are of a normal and recurring nature. These financial statements should be read in conjunctions with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

EARNINGS PER SHARE

Basic and diluted loss per share of common stock have been computed based upon the weighted average number of shares outstanding during the quarter ending September 30, 2000 and, after giving effect to the merger stock split, the quarter ending September 30, 1999. Common stock equivalents consisting of stock options, convertible notes and warrants were not considered in either period, as their effect would be anti-dilutive.

The following details the Company's common stock equivalents (in post-merger shares):

                                  QUARTER ENDING     QUARTER ENDING
                                  SEPT. 30, 2000     SEPT. 30, 1999
                                  --------------     --------------
Stock options                       14,611,178         11,659,966
Convertible notes                           --          1,903,130
Warrants                                    --             80,000
Convertible Preferred stock            400,000         23,318,779
                                    ----------         ----------
                                    15,011,178         36,961,875
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

Internet Access: As of September 30, 2000 the Company provides Internet service in Mississippi, Tennessee and Alabama. Internet services provided by the Company include basic dial-up access to the Internet through standard computer modems, high speed Internet access, and the design and hosting of websites for customers.

Remote Data Storage: During fiscal 2000 the Company took delivery of equipment that will allow third parties to store and access data stored in digital form on computer systems maintained and operated by the Company in its facility in Iuka, Mississippi. As of September 30, 2000, the Company did not have any agreements with any third parties regarding the storage of computer data.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS 133 is effective for the financial statements for periods beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 2000 to have a material effect its financial statements.

The Financial Accounting Standards Board issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which is effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation has not had a significant impact on our financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, -- Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. We believe that adopting the provisions of SAB No. 101 will not have a material impact on our financial position or results of operations.

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

3. INVESTMENTS:

The Company's investments are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and estimated fair value, less the option price of $.12 per share, for these investments were as follows at September 30, 2000 and June 30, 2000:

                                                   Gross
                                    Cost         Unrealized           Estimated
September 30, 2000                  Basis       Gains (Losses)        Fair Value
---------------------------------------------------------------------------------
New York Regional
Rail Corporation
Stock Options                    $ 250,000         $(190,000)          $ 60,000

June 30, 2000

New York Regional
Rail Corporation
Stock Options                    $ 250,000         $(160,000)          $ 90,000

4. PROPERTY, PLANT AND EQUIPMENT:

In March 2000, the Company acquired 504 miles of fiber optic conduit for $15.12 million from Qwest. The purchase price was to be paid over a 12 month period ending March 31, 2001 and, accordingly, imputed interest of $723,109 was recorded as a discount which is being amortized as an interest charge over the term of the payable. For the quarterly period ending September 30, 2000 the interest charge associated with this payable was $182,263. The Company currently is past due in its payments on this obligation by approximately $9,000,000 and is actively negotiating with the vendor for modifications to the repayment terms.

On August 15, 2000, the Company entered into an agreement with a third-party contractor to lay fiber optic conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The agreement calls for payments of approximately $29 million over the course of the agreement, approximately $2.9 million of which was due on October 15, 2000 with the balance due in specified installments as the conduit is installed. The Company has not made any payments due under this agreement.

5. ADVANCES TO AFFILIATES

In July, the Company advanced $200,000 to Global Fiber Optic and Wireless Communications, Ltd. ("Global") in anticipation of developing a joint venture to develop internet and information technology services for Turkey. The Company and Global plan to each have a fifty percent interest in any joint venture formed. The Company will be required to provide electronic and communications technologies, while Global will provide rights-of-way and other real estate as needed in Turkey.

6. OTHER ASSETS

Other assets consist of the following items as of:

                                          SEPTEMBER 30,      JUNE 30,
                                              2000             2000
                                            --------         --------
FCC License, net of amortization of
 $20,556 and $14,389, respectively          $349,444         $355,611
Prepaid expenses                             164,582           29,093
Deferred income tax asset                     61,790           61,790
                                            --------         --------
Total                                       $575,816         $446,494
                                            ========         ========


7. MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY

In July 2000, the Company acquired 12 miles of right-of-way from the Tishomingo Railroad, a company owned by the son of the President of NADC, for an acquisition price consisting of a two percent ownership interest in North American InfoTech, LLC ("NAIT"), a subsidiary of the Company valued at $2,000,000. Management believes that the acquisition was fair, equitable and in accordance with current market values. NAIT had no significant operations during the quarter ended September 30, 2000.

8. STOCKHOLDERS' EQUITY:

In May 2000, the Board authorized 500,000 shares of Series B Preferred Stock. In June 2000, the Company authorized the sale of up to 5,000 shares of Series B convertible preferred stock for $1,000 per share to a principal shareholder. Each share is convertible into 500 shares of Rule 144 restricted common stock of the Company. Each share carries a $60 dividend payable in July annually with these dividends accumulating if not paid and has a right upon liquidation to be redeemed before any common shareholders. If dividends are not current the holders will have 500 voting rights for each share held. There are no redemption rights for retiring this issue. In September 2000, the Company sold 500 shares of Series B Preferred Stock to a principal shareholder for $500,000.

In July 2000, $10,000 of stock options were exercised for 11,542 shares of common stock.

In July 2000, the Company awarded 1,000 shares of its common stock to three individuals for non-cash prize from a logo contest held for local-area students.

In August 2000, the Company sold 317,500 shares of common stock to an investor for $635,000.

In August 2000, $10,000 of stock options were exercised for 115,423 shares of common stock.

In September 2000, the Company sold 150,000 shares of its common stock to a group of investors for $442,125.

9. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

Acquisition of 12 miles of right-of-way access for two percent
minority interest in North American InfoTech, LLC (Note 7)           $2,000,000
                                                                     ==========

10. SUBSEQUENT EVENTS:

In October and November 2000, the Company issued 9,614 shares of common stock to a group of investors pursuant to the terms of an agreement previously entered into by the Company and such investors. No additional consideration was paid to the Company for such shares.

During October 2000, the Company issued 30,000 shares of common stock to an investor for costs associated with a previous sale of securities to such investor. Also, in October 2000, the Company issued 3,000 shares of common stock valued at $8,850 for a placement fee arising from previous sale of common stock by the Company.

11. LIQUIDITY:

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2000, the Company has negative working capital with obligations totaling $15,240,123 due within one year of which approximately $9,000,000 is past due (Note 6). In addition, losses totaling $2,971,947 have been generated since inception. These matters raise substantial doubt about the company's ability to continue on as a going concern. The continuation of the Company as a going concern is dependent upon the Company raising additional capital, and attaining and maintaining profitable operations. The Company has identified potential sources of capital and potential joint venture and/or strategic partners and believes that they will be able to secure the necessary capital to put their business plan into operation.

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

RESULTS OF OPERATIONS:

         The Company acquired Freedom 2000, its Internet service provider, in April 1999. Because the Company only acquired Action Communications, Inc., its digital and alpha numeric paging provider, in December 1999, none of the revenues and expenses from this activity is reflected in the Company's results of operations for the quarter ended September 30, 1999. As a result, management does not believe that the Company's results of operation for the quarter ended September 30, 1999 are directly comparable to results of operation for the quarter ended September 30, 2000 and are not indicative of possible results in the future.

         The Company's historical net service revenues consist primarily of monthly fees from customers subscribing to the Company's Internet service provider services or the Company's digital and alphanumeric paging services. Net service revenues increased to $69,432 in quarter ended September 30, 2000 from $23,995 for the quarter ended September 30, 1999, an increase of approximately 189%. This growth in net service revenues was primarily the result of having operations generating approximately $18,174 of revenues for the paging services in quarter ended September 30, 2000, as compared with no paging operations for the same quarterly period in 1999. In addition, the Company provided Internet access service to approximately 1,246 customers at September 30, 2000 as compared with only about 434 customers at September 30, 1999.

         The Company's cost of services consist primarily of paging airtime, postage and delivery expenses and allocated overhead costs. Cost of services increased to $48,014 for the quarter ended September 30, 2000 from $10,378 for the quarter ended September 30, 1999. This increase in cost of services was primarily due to an increase in customers, net services provided, and increasing cost concerning telecommunications services. Cost of service, as a percent of net service revenue, increased from 43.3% for the quarter ended September 30, 1999 to 69.2% for the quarter ended September 30, 2000. As a result, gross profit for the quarter ended September 30, 2000 was $21,418, as compared with $13,617 for the quarter ended September 30, 1999.

         The Company incurred selling, general and administrative expenses of approximately $715,864 for the quarter ended September 30, 2000 compared with $197,179 for the quarter ended September 30, 1999, an increase of approximately 263%. These expenses consisted primarily of telephone expenses, insurance expenses, payroll expenses, legal and professional services and rent expense. This increase in selling, general and administrative expenses was primarily the result of having a full period of operations for paging services in during the quarter ending September 30, 2000, as compared with no paging services operations for the quarter ended September 30, 1999. In addition, the Company experienced an increase of its number of employees to 28 employees at September 30, 2000 as compared to 11 employees at September 30, 1999. Approximately $131,813 of general and administrative expense for the quarter ended September 30, 2000 was incurred by the Company in order to pursue its broadband telecommunications network and enterprise data center business plans.

         The Company incurred approximately $174,640 in other expense for the quarter ended September 30, 2000 as compared with $3,823 of other income for the quarter ended September 30, 1999. Other income (expense) was primarily associated with investment income, interest expense and various miscellaneous expenses. Imputed interest of approximately $182,263 was recorded in the quarter ended September 30, 2000 relating to a contract to acquire rights-of-way and fiber conduit which provided for payments over a period of months without stated interest.

Liquidity:

         The Company's primary liquidity and capital needs consist of funding cash flow losses from operations, constructing and equipping the Company's enterprise data center and constructing the Company's fiber optic and broadband wireless telecommunications network. For the quarter ended September 30, 2000, the Company used approximately $522,273 of net cash in operations. For the quarter ended September 30, 2000, the Company used approximately $143,977 in investing activities for the purchase of property and equipment and advanced funds of $200,000 in connection with its proposed Turkish venture. Approximately $1,597,125 in funds were provided from financing activities for the quarter ended September 30, 2000, principally consisting of proceeds from selling equity securities. $575,000 of a note payable was paid off in the quarter.

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

         In August 2000, the Company also entered into an agreement with a third party to lay fiber conduit from Atlanta, Georgia to Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The total cost of this project under the agreements that the Company has already executed is approximately $29,000,000. 10% of this cost was due October 15, 2000, with the remainder due as segments of the project are completed. The Company has not made any of the payments due under this agreement.

         The Company plans to fund its liquidity and capital needs through joint venture arrangements with strategic business partners, vendor financing and the issuance of equity and debt securities. The Company is proceeding with discussions with strategic partners, but has no commitments to provide financing as of the date of this report.

         In order to pay certain accounts payable and for use for working capital, in September 2000, Robert Crawford, the Company's president, director and principal shareholder purchased from the Company 500 shares of Series B cumulative convertible preferred for a purchase price of $1,000 per share. Each share of the Series B cumulative convertible preferred stock is convertible into 500 shares of common stock commencing July 1, 2001, and is entitled to an annual dividend of $60.

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

         The Company's liquidity and capital needs are substantial and the Company has no present commitments to fund those needs. As reflected in the Company's financial statements for fiscal year ended June 30, 2000 filed with the Company's Annual Report on Form 10-K, the accountant's opinion includes a going concern qualification. As stated in note 11 to the unaudited financial statements, as of September 30, 2000, the Company has negative working capital with obligations totaling $15,240,123 due within one year of which approximately $9,000,000 is past due. In addition, the Company has sustained losses totaling $2,971,947 since inception. The inability of the Company to secure additional capital and financing and the inability of the Company to attain and maintain profitable operations would have a material adverse effect on whether the Company would be successful in implementing its proposed business plan and continue as a going concern.

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

         The Company Needs Substantial Additional Capital-Insolvency. The Company's present operations do not provide sufficient cash flow to pay its debts as they become due. The Company had negative working capital of approximately $15,000,000 at September 30, 2000 and expects it will need to obtain additional capital of approximately $150,000,000 to finance its operating and capital needs over the next twelve months. See "Liquidity." The failure of the Company to obtain additional capital will significantly restrict the Company's proposed operations and may make it impossible for the Company to pursue its proposed business plan.

         Default on Certain Obligations. In March 2000, the Company entered into an agreement with Qwest Communications to purchase 500 miles of fiber conduit from New Orleans to Mobile, Alabama and from Pensacola, Florida to Jacksonville, Florida. The total purchase price under this agreement is approximately $15,000,000. Payments totaling approximately $9,000,000 are currently due or past due under the agreement. The Company has not made any of the payments due under this agreement, but no default has been declared. The Company's obligations under this agreement are personally guaranteed by the Company's president. The Company has also entered into a contract to lay fiber conduit between Atlanta and Memphis, through Chattanooga, at a total cost of approximately $29,000,000, of which 10% was due on October 15, 2000. The Company has not made the payments due under this contract.

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

         The Company will Likely Experience Customer Concentration. Until and unless the Company secures multiple customer relationships, it is likely that the Company will experience periods during which it will be highly dependent on one or a limited number of customers. Dependence on a single or a few customers will make it difficult to satisfactorily negotiate attractive prices for the Company's services and will expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         The Company is not currently involved in any lawsuits.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In July 2000, holders of stock options exercised the options and acquired 11,542 shares of common stock at an aggregate exercise price of $10,000.

         In July 2000, the Company awarded 1,000 shares of its common stock to three individuals as a non-cash prize in connection with a logo contest held for local area students.

         In August 2000, holders of stock options exercised the options and acquired 115,423 shares of common stock at an aggregate exercise price of $10,000.

         In September 2000, the Company sold 500 shares of Series B cumulative convertible preferred stock to the Company's president, director and principal shareholder for a purchase price of $1,000 per share. Each share of the Series B cumulative convertible preferred stock is convertible into 500 shares of common stock commencing July 1, 2001, and is entitled to an annual dividend of $60.

        In August 2000 the Company sold 317,500 shares of common stock for a total purchase price of $635,000 to a private investor.

         In September 2000, the Company closed the private placement of 150,000 shares of common stock for a total purchase price of approximately $442,125. The Company agreed to pay certain fees associated with the placement through the issuance of an additional 3,000 shares of restricted common stock and the payment of $13,700 in cash. The terms of the transaction provide that the Company shall file a registration statement with SEC for the resale of the 150,000 shares by October 5, 2000. For each fifteen day period following October 5, 2000 in which the registration statement is not filed with the SEC, the Company is required to make a payment to the private investor equal to $8,842 payable in cash or common stock based upon the closing OTC bid price of the shares of Company's common stock as of the end of each fifteen day period. As of November 17, 2000, the Company had not yet filed a registration statement for the resale of such shares, and an additional 9,614 shares of common stock have been issued to such private investors. In addition, if the registration statement is not declared effective by the SEC by February 2, 2001, the Company is required to make a payment to the private investor equal to $44,212 payable in cash or common stock based upon the closing OTC bid price of the shares of the Company's common stock as of such date.

         The sales and issuances of securities in the transactions described above were deemed by the Company to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act, Regulation D promulgated thereunder, Rule 701 promulgated thereunder and, in the case of the issuance of common stock as a prize in a logo contest, on the basis that no "sale" as defined in the Securities Act occurred.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

         ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

         No shareholders meetings were held during the Company's first quarter ended September 30, 2000.

         ITEM 5. OTHER INFORMATION. Not applicable.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  Index to Exhibits:

                  10.1 Right of First Refusal Agreement effective August 1, 2000 between the State of Mississippi and the Company, incorporated herein by reference to Exhibit
                           10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

                  10.2 Fiber Optic Conduit Agreement dated August 15, 2000 between Thoroughbred Technology and Telecommunications, Inc. and North American Infotech, LLC, incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

                  10.3 Right of Way Entry Agreement dated August 15, 2000 among Norfolk Southern Railway Company, Inc and North American Infotech, LLC., incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

                  10.4 Right of Way Sublease Agreement dated July 6, 2000 between Tishomingo Railroad Company, Inc. and North American Infotech, LLC, incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

                  27       Financial Date Schedule (for SEC use only)

         Current Reports on Form 8-K:

         No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    NORTH AMERICAN DATACOM, INC.
                                           (Registrant)

DATE: November 20, 2000

                                    /s/ Robert R. Crawford
                                    --------------------------------------------
                                    Robert R. Crawford
                                    President
                                    Chief Executive Officer



                                    /s/ David A. Cray
                                    --------------------------------------------
                                    David A. Cray, Vice President
                                    Corporate Treasurer