Form 10-Q/A
period 2000-09-30
NORTH AMERICAN DATACOM INC
filed 2000-12-13
CIK 823387

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          AMENDMENT NO. 1 ON FORM 10Q/A
                                  TO FORM 10-Q

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

Amendment No. 1 on Form 10Q/A to Quarterly Report on Form 10Q for the Quarterly Period Ended September 30, 2000.

Explanatory Note

         On November 20, 2000, North American DataCom, Inc. (the "Company") filed Form 10-Q for the Quarterly Period Ended September 30, 2000 (the "10Q Report"). In the unaudited consolidated balance sheet as of September 30, 2000 and Notes 7 and 9 to the financial statements included in the 10Q Report, the Company had valued its acquisition of 12 miles of right-of-way from Tishomingo Railroad at $2,000,000 which was the stated value of the acquisition as set forth in the acquisition agreement. However, the Company has subsequently determined that the transaction with Tishomingo Railroad may be viewed as a non-monetary transaction with shareholders, given the familial relationship between the owners of Tishomingo Railroad and the Company's controlling shareholder. While the Company believes that based on similar third party transactions there is substantial value to the right-of-way that was acquired, since an independent appraisal of the right-of-way has not yet been performed, the more conservative valuation for the transaction is $0 which is the historical carryover cost basis of such right-of-way by Tishomingo Railroad. Accordingly, the Company is revising its unaudited consolidated balance sheet as of September 30, 2000 to reflect the $2,000,000 adjustment as follows: Conduit and Optic Fiber assets set forth in the balance sheet will be revised to $14,432,996 from $16,432,996; with a corresponding adjustment to Net Property and Equipment which will be revised to $15,678,038 from $17,678,038; and corresponding adjustment to Total Assets which will be revised to $16,739,383 from $18,739,383. The item entitled Minority Interest in Net Assets of Subsidiary, previously reflecting a $2,000,000 interest, has been deleted from the balance sheet, and Total Liabilities and Stockholders' Equity is revised to $16,739,383 from $18,739,383. With respect to the aforementioned adjustments, Total Stockholder's Equity as of September 30, 2000 will not be affected and will remain at $1,475,343. Note 7 and Note 9 to the Financial Statements will be revised to reflect the foregoing adjustment.

         No other changes to the 10Q Report, including the Financial Statements set forth therein, are necessary in connection with the foregoing adjustment, and the results reflected in the Company's unaudited consolidated statements of operations and consolidated statement of cash flows for the three month periods ended September 30, 2000 and September 30, 1999, respectively, will not be affected.

         The Financial Statements and Notes to Consolidated Financial Statements in this filing have been accordingly revised and the following items are amended as follows:

         Part I, Item I    Financial Statements
         Part II, Item 6   Exhibits and Reports on Form 8-K

                                Table of Contents

                                                                           Page
PART I - CONDENSED FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Information

      Condensed Consolidated Balance Sheets .............................    4

      Condensed Consolidated Statements of Operations ...................    5

      Condensed Consolidated Statement of Comprehensive Loss ............    6

      Condensed Consolidated Statement of Changes in Stockholders' Equity    7

      Condensed Consolidated Statements of Cash Flows ...................    8

      Notes to Condensed Consolidated Financial Statements ..............    9

PART II - OTHER INFORMATION

Item  6.  Exhibits ......................................................   13

      Signatures ........................................................   14

                          NORTH AMERICAN DATACOM, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2000

                                                                    (UNAUDITED)
                                                                    SEPTEMBER 30,     JUNE 30,
                                                                        2000            2000
                                                                    ------------    ------------
                             ASSETS

Current Assets:
   Cash and Equivalents                                             $    176,823    $     20,948
   Accounts Receivable, Net of allowance of $2,400 at
       September 30 and June 30, 2000                                     37,905          37,848
   Notes Receivable, net of Long-term maturites                            2,920           2,920
   Advance to Affiliate (Note 5)                                         200,000              --
   Inventories                                                             1,988             438
   Employee Advances                                                       2,555         102,555
                                                                    ------------    ------------
       Total Current Assets                                              422,191         164,709
                                                                    ------------    ------------
Investments (Note 3)                                                      60,000          90,000
                                                                    ------------    ------------
Property and Equipment:
   Leasehold Property and Improvements                                    15,960          15,880
   Computers and Equipment                                               722,156         717,416
   Communications Equipment and Wireless Towers                          470,560         371,688
   Conduit and Optic Fiber (Notes 4 and 7)                            14,432,996      14,396,891
   Other Equipment                                                        81,458          77,278
   Office Furniture                                                        3,231           3,231
                                                                    ------------    ------------
       Total Property and Equipment                                   15,726,361      15,582,384
   Less Accumulated Depreciation and Amortization                        (48,323)        (35,945)
                                                                    ------------    ------------
       Net Property and Equipment                                     15,678,038      15,546,439
                                                                    ------------    ------------
Other Assets (Note 6)                                                    579,154         449,832
                                                                    ------------    ------------
       Total Assets                                                 $ 16,739,383    $ 16,250,980
                                                                    ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade Notes Payable, net of unamortized discount (Note 4)        $ 14,759,436    $ 15,152,173
   Accounts Payable                                                      235,277          24,034
   Accrued Expenses                                                      245,410         275,552
                                                                    ------------    ------------
       Total Current Liabilities                                      15,240,123      15,451,759
                                                                    ------------    ------------
Payable to Director                                                       23,917          23,917
                                                                    ------------    ------------
       Total Liabilities                                              15,264,040      15,475,676
                                                                    ------------    ------------

Commitments and Contingencies

Stockholders' Equity
   Convertible Preferred Stock, No Par Value; 400,000 shares
       Authorized                                                             --              --
   Series B Convertible Preferred Stock, $.0001 Par Value; 6%
       Cumulative; 5,000 shares authorized; 800 shares issued and
       outstanding as of September 30, 2000 (Note 8)                     800,000         300,000
   Common Stock, $.0001 Par Value; 150,000,000 Shares Authorized;
       98,588,223 and 97,992,758 Shares Issued and Outstanding
       Note 8)                                                             9,858           9,798
   Additional Paid in Capital                                          3,766,632       2,667,567
   Other accumulated comprehensive income                               (129,200)        (99,200)
   Accumulated Deficit                                                (2,971,947)     (2,102,861)
                                                                    ------------    ------------
       Total Stockholders' Equity                                      1,475,343         775,304
                                                                    ------------    ------------
       Total Liabilities and Stockholders' Equity                   $ 16,739,383    $ 16,250,980
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

                          NORTH AMERICAN DATACOM, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                    UNAUDITED

                                                           FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                             2000            1999
                                                         ------------    ------------
Net loss                                                 $   (869,086)   $   (179,739)

Net unrealized loss on investments (Note 4)                   (30,000)             --
                                                         ------------    ------------
Comprehensive loss                                       $   (899,086)   $   (179,739)
                                                         ============    ============

    See accompanying notes to consolidated financial statements (unaudited).

                          NORTH AMERICAN DATACOM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                      Series B          Convertible
                                   Preferred Stock     Preferred Stock          Common Stock
                                  ----------------    ------------------   -------------------- Additional
                                  Shares    Amount    Shares    Amount       Shares   Par Value     PIC
                                  ------  ---------   ------   ---------   ---------- ---------  ----------
BALANCES, JUNE 30, 1999              --   $      --   51,212   $ 512,120    4,030,000   $4,030   $  790,221
                                    ===   =========   ======   =========   ==========   ======   ==========
BALANCES, SEPTEMBER 30, 1999         --   $      --   51,212   $ 512,120    4,030,000   $4,030   $  790,221
                                    ===   =========   ======   =========   ==========   ======   ==========
BALANCES, JUNE 30, 2000             300   $ 300,000       --   $      --   97,992,758   $9,798   $2,667,567
                                    ===   =========   ======   =========   ==========   ======   ==========
  Issuance of Series B preferred
    stock                           500     500,000       --          --           --       --           --
  Sale of common stock               --          --       --          --      317,500       32      634,968
  Sale of common stock               --          --       --          --      150,000       15      442,110
  Exercise of stock options
    to acquire common stock          --          --       --          --       11,542        1        9,999
  Exercise of stock options
    to acquire common stock          --          --       --          --      115,423       12        9,988
  Issuance of shares for services    --          --       --          --        1,000       --        2,000
  Net unrealized loss from
    investments                      --          --       --          --           --       --           --
  Net loss for the period ended
    September 30, 2000               --          --       --          --           --       --           --
                                    ---   ---------   ------   ---------   ----------   ------   ----------
BALANCES, SEPTEMBER 30, 2000        800   $ 800,000       --   $      --   98,588,223   $9,858   $3,766,632
                                    ===   =========   ======   =========   ==========   ======   ==========

                                                              Net
                                                          Unrealized
                                                          Gain (Loss)
                                        Accumulated           On           Stockholders'
                                          Deficit         Investments         Equity
                                          -------         -----------         ------
BALANCES, JUNE 30, 1999                 $  (297,100)       $  46,500        $ 1,055,771
Net loss for the period
  ended September 30, 1999                 (179,739)              --           (179,739)
                                        -----------        ---------        -----------
BALANCES, SEPTEMBER 30, 1999            $  (476,839)       $  46,500        $   876,032
                                        ===========        =========        ===========
BALANCES, JUNE 30, 2000                 $(2,102,861)       $ (99,200)       $   775,304
                                        ===========        =========        ===========
  Issuance of Series B preferred
    stock                                        --               --            500,000
  Sale of common stock                           --               --            635,000
  Sale of common stock                           --               --            442,125
  Exercise of stock options
    to acquire common stock                      --               --             10,000
  Exercise of stock options
    to acquire common stock                      --               --             10,000
  Issuance of shares for services                --               --              2,000
  Net unrealized loss from
    investments                                  --          (30,000)           (30,000)
  Net loss for the period ended
    September 30, 2000                     (869,086)              --           (869,086)
                                        -----------        ---------        -----------
BALANCES, SEPTEMBER 30, 2000            $(2,971,947)       $(129,200)       $ 1,475,343
                                        ===========        =========        ===========

                          NORTH AMERICAN DATACOM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                            FOR THE THREE MONTHS ENDED
                                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                               2000            1999
                                                                            -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $  (869,086)     $(179,739)
Adjustments to reconcile net loss to cash provided by
  operations:
     Depreciation and amortization                                               18,545             --
     Noncash interest charge                                                    182,263             --
     Noncash promotional expense charge                                           2,000             --
     Changes in operating assets and liabilities, net of acquisitions:
       Inventory                                                                 (1,550)            --
       (Increase) decrease in accounts receivable and trade receivables          99,943            990
       (Increase) decrease in other assets                                     (135,489)       (27,416)
       Increase (decrease) in accounts payable and accrued expenses             181,101          4,604
                                                                            -----------      ---------
Net cash used in operations                                                    (522,273)      (201,561)
                                                                            -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Due from broker                                                                 --        700,000
     Purchase of property and equipment                                        (143,977)       (18,177)
     Investment in NYRR                                                              --           (111)
     Advance to Affiliate-Turkey                                               (200,000)            --
                                                                            -----------      ---------
Net cash provided by (used in) investing activities                            (343,977)       681,712
                                                                            -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                       1,097,125             --
     Proceeds from sale of preferred stock                                      500,000             --
     Proceeds from issuance of convertible notes                                     --           (133)
     Proceeds (payments) from notes payable                                    (575,000)        53,155
                                                                            -----------      ---------
Net cash provided by financing activities                                     1,022,125         53,022
                                                                            -----------      ---------
INCREASE IN CASH for the period (Note 8)                                        155,875        533,173
Cash and cash equivalents, beginning of period                                   20,948         13,353
                                                                            -----------      ---------
Cash and cash equivalents, end of period                                    $   176,823      $ 546,526

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

In management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All accruals are of a normal and recurring nature. These financial statements should be read in conjunctions with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

NATURE OF BUSINESS

The Company intends to provide communications and information technology services with an emphasis on wideband fiber optic and wireless telecommunications services that support enterprise data storage solutions, primary for customers in southern United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.

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

The following details the Company's common stock equivalents (in post-merger shares):

                                           QUARTER       QUARTER
                                           ENDING         ENDING
                                          SEPT. 30,      SEPT. 30,
                                            2000           1999
                                         ----------     ----------
         Stock options                   14,611,178     11,659,966
         Convertible notes                       --      1,903,130
         Warrants                                --         80,000
         Convertible Preferred stock        400,000     23,318,779
                                         ----------     ----------
                                         15,011,178     36,961,875
                                         ==========     ==========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

                                                                  YEARS
                                                                  -----

            Conduit and optic fiber                                     25
            Communications equipment and wireless towers              3-10
            Computers                                                    5
            Other Equipment                                           3-10
            Leasehold improvements                                10 years

The carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, consisting of cash and cash equivalents, notes and accounts receivable, accounts payable, trade notes payable and payable to director approximate their respective fair values.

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

SFAS 133 is effective for the financial statements for periods beginning after June 15, 2000. The Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company's adoption of the new standard on July 1, 2000 did not have a material effect on its financial statements.

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

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, -- Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. We believe that adopting the provisions of SAB No. 101 has not had a material impact on our financial position or results of operations.

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

3. INVESTMENTS:

The Company's investments are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and estimated fair value, less the option price of $.12 per share, for these investments were as follows at September 30, 2000 and June 30, 2000:

                                                         Gross
                                       Cost           Unrealized         Estimated
            September 30, 2000         Basis         Gains (Losses)     Fair Value
            ------------------         -----         --------------     ----------
            New York Regional
            Rail Corporation
            Stock Options             $250,000         $(190,000)         $60,000

            June 30, 2000

            New York Regional
            Rail Corporation
            Stock Options             $250,000         $(160,000)         $90,000

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

On August 15, 2000, the Company entered into an agreement with a third-party contractor to lay fiber optic conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The agreement calls for payments of approximately $29 million over the course of the agreement, approximately $2.9 million of which was due on October 15, 2000 with the balance due in specified installments as the conduit is installed. The Company has received a notice of default under this contract, as they have not made this payment. If they are not able to obtain financing or raise funds to satisfy these obligations. They may lose the ability to continue to lay fiber optic cable and be subject to claims for contract breach.

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

6. OTHER ASSETS

Other assets consist of the following items as of:

                                                          SEPTEMBER 30,  JUNE 30,
                                                              2000         2000
                                                            --------     --------
            FCC License, net of amortization
              of $20,556 and $14,389, respectively          $349,444     $355,611
            Prepaid expenses                                 164,582       29,093
            Deferred income tax asset                         61,790       61,790
            Notes Receivable, net of current maturities        3,338        3,338
                                                            --------     --------
            Total                                           $579,154     $449,832
                                                            ========     ========


7. MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY

In July 2000, the Company acquired 12 miles of right-of-way from the Tishomingo Railroad, a company owned by the son of the President of NADC, for an acquisition price consisting of a two percent ownership interest in North American InfoTech, LLC ("NAIT"), a subsidiary of the Company valued at $-0-, which is the historical carryover cost basis. NAIT had no significant operations during the quarter ended September 30, 2000.

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

9. SUBSEQUENT EVENTS:

In October, November and December, 2000, the Company issued 20,225 shares of common stock to a group of investors pursuant to the terms of an agreement previously entered into by the Company and such investors. No additional consideration was paid to the Company for such shares.

During October 2000, the Company issued 30,000 shares of common stock to an investor for costs associated with a previous sale of securities to such investor. Also, in October 2000, the Company issued 3,000 shares of common stock valued at $8,850 for a placement fee arising from previous sale of common stock by the Company.

10. LIQUIDITY:

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

PART II - OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  Index to Exhibits:

                  27.1       Financial Date Schedule (for SEC use only)

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


                                    NORTH AMERICAN DATACOM, INC.
                                           (Registrant)

         DATE: December 8, 2000
                                    /s/ Robert R. Crawford
                                    --------------------------------------------
                                    Robert R. Crawford
                                    President
                                    Chief Executive Officer



                                    /s/ David A. Cray
                                    --------------------------------------------
                                    David A. Cray, Vice President
                                    Corporate Treasurer