Form 10-Q
period 2000-12-31
NORTH AMERICAN DATACOM INC
filed 2001-02-14
CIK 823387

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended December 31, 2000

                                       or

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

                                 YES [X] NO [ ]

         As of January 31, 2001, the Company had approximately 98,656,448 outstanding shares of common stock

                                      INDEX


PART I - CONDENSED FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Information

      Condensed Consolidated Balance Sheets.........................................3

      Condensed Consolidated Statements of Operations...............................4

      Condensed Consolidated Statements of Comprehensive Income.....................5

      Condensed Consolidated Statements of Changes in Stockholders' Equity..........6

      Condensed Consolidated Statements of Cash Flows...............................7

      Notes to Condensed Consolidated Financial Statements.......................8-12

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations..........................12-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................18

PART II - OTHER INFORMATION

      ITEMS 1 through 6.........................................................18-19

      Signatures...................................................................20

                          NORTH AMERICAN DATACOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                                   UNAUDITED
                                                                                  DECEMBER 31,      JUNE 30,
                                                                                      2000            2000
                                                                                  ------------    ------------
                                     ASSETS
Current Assets:
     Cash and Cash Equivalents                                                    $     78,140    $     20,948
     Accounts Receivable, Net of Allowance of $2,400 for December 31
             and June 30, 2000                                                          46,153          37,848
     Notes Receivable, Net of Long-term Maturities                                          --           2,920
     Inventories                                                                         3,538             438
     Employee Advances                                                                   2,555         102,555
                                                                                  ------------    ------------
              Total Current Assets                                                     130,386         164,709
                                                                                  ------------    ------------
Investments (Note 3)                                                                        --          90,000
Property and Equipment:
     Conduit and Optic Fiber                                                        14,432,996      14,396,891
     Computers and Equipment                                                           727,033         717,416
     Communications Equipment and Wireless Towers                                      635,821         371,688
     Software                                                                          162,587              --
     Other Equipment                                                                    83,737          77,278
     Vehicle                                                                            33,541              --
     Leasehold Property and Improvements                                                15,960          15,880
     Office Furniture                                                                    3,231           3,231
                                                                                  ------------    ------------
              Total Property and Equipment                                          16,094,906      15,582,384
     Less Accumulated Depreciation and Amortization                                    (64,565)        (35,945)
                                                                                  ------------    ------------
              Net Property and Equipment                                            16,030,341      15,546,439
                                                                                  ------------    ------------
Advance to Affiliate (Note 5)                                                          200,000              --
Other Assets (Note 6)                                                                  444,818         449,832
                                                                                  ------------    ------------
              Total Assets                                                        $ 16,805,545    $ 16,250,980
                                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Trade Note Payable, Net of Unamortized Discount (Note 4)                     $ 14,941,699    $ 15,152,173
     Accounts Payable                                                                  572,412          24,034
     Accrued Expenses                                                                  312,175         275,552
     Convertible Notes Payable                                                          33,541              --
                                                                                  ------------    ------------
              Total Current Liabilities                                             15,859,827      15,451,759
Payable to Director                                                                     23,917          23,917
                                                                                  ------------    ------------
              Total Liabilities                                                     15,883,744      15,475,676
                                                                                  ------------    ------------
Commitments and Contingencies
Stockholders' Equity (Note 7)
     Convertible Preferred Stock, No Par Value; 400,000 Shares Authorized                   --              --
     Series B Convertible Preferred Stock, $.0001 Par Value; 6% Cumulative;
           5,000 Shares Authorized; 1,126 and 300 Shares Issued and Outstanding
           as of December 31, 2000 and June 30, 2000, Respectively                   1,125,904         300,000
     Common Stock, $.0001 Par Value; 150,000,000 Shares Authorized;
           98,656,448 and 97,992,758 Shares Issued and Outstanding as of
           December 31, 2000 and June 30, 2000, Respectively                             9,865           9,798
     Additional Paid in Capital                                                      3,880,963       2,667,567
     Other Accumulated Comprehensive Income                                           (189,200)        (99,200)
     Retained Earnings (Accumulated Deficit)                                        (3,905,730)     (2,102,861)
                                                                                  ------------    ------------
              Total Stockholders' Equity                                               921,801         775,304
                                                                                  ------------    ------------
              Total Liabilities and Stockholders' Equity                          $ 16,805,545    $ 16,250,980
                                                                                  ============    ============

    See accompanying notes to consolidated financial statements (unaudited).

                          NORTH AMERICAN DATACOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                    FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,                    DECEMBER 31,
                                                       2000            1999            2000            1999
                                                   ------------    ------------    ------------    ------------
Net Service Revenues                               $     85,366    $     74,221    $    156,373    $     98,210

Cost of Services                                         48,212           7,329          96,226           7,329
                                                   ------------    ------------    ------------    ------------
Gross Profit                                             37,154          66,892          60,147          90,881

Selling, General and Administrative Expenses            798,090         322,144       1,513,954         524,923
                                                   ------------    ------------    ------------    ------------
Operating Loss                                         (760,936)       (255,252)     (1,453,807)       (434,042)

Other Income (Expense), Net                            (172,848)          2,437        (349,063)          6,303
                                                   ------------    ------------    ------------    ------------
Loss Before Income Tax Expense (Benefit)               (933,784)       (252,815)     (1,802,870)       (427,739)

     Income Tax Expense (Benefit)                            --              --              --              --
                                                   ------------    ------------    ------------    ------------
Net Loss                                           $   (933,784)   $   (252,815)   $ (1,802,870)   $   (427,739)
                                                   ============    ============    ============    ============
Basic and Diluted Loss per Common Share (Note 1)   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)
                                                   ============    ============    ============    ============
Weighted Average Number of Common Shares
     Outstanding - Basic and Diluted (Note 1)        98,638,724      31,372,129      98,491,320      17,701,065
                                                   ============    ============    ============    ============

    See accompanying notes to consolidated financial statements (unaudited).

                          NORTH AMERICAN DATACOM, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED

                                                         FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                            2000           1999             2000           1999
                                                          ---------      ---------      -----------      ---------
Net loss                                                  $(933,784)     $(252,815)     $(1,802,870)     $(427,739)

Net change in unrealized loss on investments (Note 3)       (60,000)       (41,650)         (90,000)       (41,650)
                                                          ---------      ---------      -----------      ---------
Comprehensive loss                                        $(993,784)     $(294,465)     $(1,892,870)     $(469,389)
                                                          =========      =========      ===========      =========

    See accompanying notes to consolidated financial statements (unaudited).

                           NORTH AMERICAN DATACOM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                         Net
                                     Series B Preferred     Common Stock                              Unrealized
                                           Stock                      Par    Additional  Accumulated    Loss on    Stockholders'
                                     Shares    Amount      Shares    Value      PIC        Deficit    Investments      Equity
                                     ------  ----------  ----------  ------  ----------  -----------  -----------    ----------
Balances, June 30, 2000                 300  $  300,000  97,992,758  $9,798  $2,667,567  $(2,102,861)  $ (99,200)    $  775,304
                                      -----  ----------  ----------  ------  ----------  -----------   ---------     ----------
     Issuance of Series B preferred
        stock                           500     500,000          --      --          --           --          --        500,000
     Sale of common stock                --          --     317,500      32     634,968           --          --        635,000
     Sale of common stock                --          --     150,000      15     442,110           --          --        442,125
     Exercise of stock options
         to acquire common stock         --          --      11,542       1       9,999           --          --         10,000
     Exercise of stock options
         to acquire common stock         --          --     115,423      12       9,988           --          --         10,000
     Issuance of shares for services     --          --       1,000      --       2,000           --          --          2,000
     Net unrealized loss from
        investments                      --          --          --      --          --           --     (30,000)       (30,000)
     Net loss for the period ended
       September 30, 2000                --          --          --      --          --     (869,086)         --       (869,086)
                                      -----  ----------  ----------  ------  ----------  -----------   ---------     ----------
Balances, September 30, 2000            800  $  800,000  98,588,223  $9,858  $3,766,632  $(2,971,947)  $(129,200)    $1,475,343
                                      -----  ----------  ----------  ------  ----------  -----------   ---------     ----------
     Issuance of shares for services     --          --      20,225       2      44,188           --          --         44,190
     Issuance of shares for
         financial services rendered     --          --      30,000       3      59,997           --          --         60,000
     Issuance of shares for
         financial services rendered     --          --       3,000       1       8,842           --          --          8,843
     Exercise of stock options
         to acquire common stock         --          --      15,000       1       1,304           --          --          1,305
     Issuance of Series B preferred
         stock                          326     325,904          --      --          --           --          --        325,904
     Net change in unrealized loss
         from investments                --          --          --      --          --           --     (60,000)       (60,000)
     Net loss for the period ended
       December 31, 2000                 --          --          --      --          --     (933,784)         --       (933,784)
                                      -----  ----------  ----------  ------  ----------  -----------   ---------     ----------
Balances, December 31, 2000           1,126  $1,125,904  98,656,448  $9,865  $3,880,963  $(3,905,731)  $(189,200)    $  921,801
                                      =====  ==========  ==========  ======  ==========  ===========   =========     ==========

    See accompanying notes to consolidated financial statements (unaudited).

                          NORTH AMERICAN DATACOM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                              FOR THE SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                                 2000         1999
                                                                              -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(1,802,870)   $(427,739)
Adjustments to reconcile net loss to cash used in operations:
          Depreciation and amortization (Note 4)                                  405,480       12,000
          Changes in operating assets and liabilities, net of acquisitions:
              Increase in accounts receivable                                      (8,305)      (8,318)
              Decrease in notes receivable                                          2,920      (72,415)
              Increase in inventory                                                (3,100)          --
              Increase in other assets and employee advances                       92,680     (218,108)
              Increase in accounts payable and accrued expenses                   700,033      654,894
                                                                              -----------    ---------
Net cash used in operations                                                      (613,162)     (59,686)
                                                                              -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                                     (512,522)    (847,747)
          Advance to affiliate (Note 5)                                          (200,000)          --
                                                                              -----------    ---------
Net cash used in investing activities                                            (712,522)    (847,747)
                                                                              -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from sale of common stock (Note 7)                           1,098,432      513,791
          Payments on trade note payable                                         (575,000)          --
          Proceeds from sale of preferred stock (Note 7)                          825,904           --
          Proceeds from issuance of convertible notes payable                      33,541       81,915
                                                                              -----------    ---------
Net cash provided by financing activities                                       1,382,876      595,706
                                                                              -----------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
         for the period                                                            57,192     (311,727)
CASH AND CASH EQUIVALENTS, beginning of period                                     20,948      722,353
                                                                              -----------    ---------
CASH AND CASH EQUIVALENTS, end of period                                      $    78,140    $ 410,626
                                                                              ===========    =========

------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash operating activities:
    Issuance of common stock for payment of accounts payable                  $   115,032    $      --



    See accompanying notes to consolidated financial statements (unaudited).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of December 31, 2000 and the results of its operations and cash flows for the three-and-six-month periods ended December 31, 2000 and 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 2000 including notes thereto, included in the Company's 1999 Annual Report on Form 10-K for fiscal year ended June 30, 2000.

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

TAXES ON INCOME

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, the Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carry forwards. Measurement of deferred income taxes is based upon enacted tax laws and tax rates, with the measurement of deferred income tax assets reduced by estimated amounts of tax benefits not likely to be realized.

EARNINGS PER SHARE

Basic and diluted loss per share of common stock have been computed based upon the weighted average number of shares outstanding during the quarter ending December 31, 2000 and, after giving effect to the merger stock split, the quarter ending December 31, 1999. Common stock equivalents consisting of stock options, convertible notes, convertible preferred stock and warrants were not considered in either period, as their effect would be anti-dilutive.

The following details the Company's actual common stock equivalents (in post-merger shares):

                                             December 31,
                                          2000         1999
                                       ----------   ----------
         Stock options                 14,469,216   11,659,966
         Convertible notes                 47,208    1,903,130
         Warrants                              --       80,000
         Convertible preferred stock    1,052,000   23,318,779
                                       ----------   ----------
                                       15,568,424   36,961,875
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

BUSINESS LINES

Fiber Optic and Broadband Wireless Network: The Company is building a fiber optic and broadband wireless communications network, which will allow for the high-speed transmission of large amounts of data. It is expected that businesses, government agencies and institutions will use the Company network as a preferred alternative to existing telephone and satellite data transmission systems. The Company installed a wireless network connecting Iuka to Atlanta and Memphis. This wireless network currently operates at a DS-3 bandwidth level.

Internet Access: As of December 31, 2000, the Company provides Internet service in Mississippi, Tennessee and Alabama. Internet services provided by the Company include basic dial-up access to the Internet through standard computer modems, high speed Internet access, and the design and hosting of websites for customers.

Remote Data Storage: During fiscal 2000, the Company took delivery of equipment that will allow third parties to store and access data stored in digital form on computer systems maintained and operated by the Company in its facility in Iuka, Mississippi. As of December 31, 2000, the Company has started its operation with an initial agreement. This agreement will provide revenues for the EDS line beginning next quarter.

Telecommunication Projects and Consulting: The Company plans to assist corporations, government agencies and institutions in the design and installation of their own internal telecommunications networks. The Company plans to use state-of-the-art technology, which will enable its clients to transfer and receive large amounts of data at high speed between both internal and external sources.

At present, the Company operates two segments, internet access, including paging, and remote data and storage to consumers and small businesses.

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

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." The adoption of SFAS 138 did not have a material impact on the results of operations, financial position and liquidity of the Company. SFAS 133, as amended by 138, was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

The Financial Accounting Standards Board issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which is effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation has not had a significant impact on our financial statements.

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

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and is effective for fiscal years beginning after December 15, 2000. We believe that adopting SFAS 140 will not have a material impact on our financial position or results of operations.

3. INVESTMENTS:

The Company's investments are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and estimated fair value, less the option price of $.12 per share, for these investments were as follows at December 31, 2000 and June 30, 2000. The Company has exercised its option rights, but has not yet been issued stock by NYRR, as legal issues are being worked out by Company counsel.

                         Cost         Gross Unrealized     Estimated
December 31, 2000        Basis         Gains (Losses)     Fair Value
---------------------------------------------------------------------
New York Regional
Rail Corporation
Stock Options           $250,000         $(250,000)         $     0

June 30, 2000

New York Regional
Rail Corporation
Stock Options           $250,000         $(160,000)         $90,000

4. PROPERTY, PLANT AND EQUIPMENT:

In March 2000, the Company acquired 504 miles of fiber optic conduit for $15.1 million from Qwest. The purchase price was to be paid over a 12-month period ending March 31, 2001. Accordingly, imputed interest of $723,109 was recorded as a discount which is being amortized as an interest charge over the term of the payable. For the three-and-six-month quarterly periods ending December 31, 2000 the interest charge associated with this payable was $182,263 and $364,526, respectively. The Company currently is past due in its payments on this obligation and is actively negotiating with the vendor for modifications of the repayment terms. Management believes it will be successful in its negotiations with Qwest and that ultimately an agreement will be in place.

On August 15, 2000, the Company entered into an agreement with a subsidiary of Norfolk Southern Company to lay fiber optic conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The agreement calls for payments of approximately $29 million over the course of the agreement, approximately $2.9 million of which was due on October 15, 2000 with the balance due in specified installments as the conduit is installed. The contractor is two months late on its installation. The Company has therefore not made any payments due under this agreement. The Company and the contractor are currently in negotiations relating to new terms for the payments and completion of the installation.

5. ADVANCE TO AFFILIATE

In July 2000, the Company and Global Fiber Optic and Wireless Communications, Ltd. ("Global") each advanced $200,000 for developing a joint venture to provide a 4,000 mile fiber optic communications and internet network for Turkey. The Company and Global plan to each have a fifty percent interest in the joint venture formed. The Company will be required to provide electronic and communications technologies, while Global will provide rights-of-way and other real estate as needed in Turkey. Currently the advances are being used by the proposed joint venture to purchase rights-of-way and other assets to be utilized in the future operations of the joint venture.

6. OTHER ASSETS

Other assets consist of the following items as of:

                                           DECEMBER 31,      JUNE 30,
                                              2000             2000
                                            --------         --------
FCC License, net of amortization of
 $26,723 and $14,389, respectively          $343,277         $355,611
Deposits                                      17,000                0
Prepaid expenses                              22,751           32,431
Deferred income tax asset                     61,790           61,790
                                            --------         --------
Total                                       $444,818         $449,832
                                            ========         ========

7. STOCKHOLDERS' EQUITY:

In May 2000, the Board authorized 500,000 shares of Series B Preferred Stock. In June 2000, the Company authorized the sale of up to 5,000 shares of Series B convertible preferred stock for $1,000 per share to a principal shareholder. Each share is convertible into 500 shares of Rule 144 restricted common stock of the Company. Each share carries a $60 dividend payable in July annually with these dividends accumulating if not paid and has a right upon liquidation to be redeemed before any common shareholders. If dividends are not current the holders will have 500 voting rights for each share held. There are no redemption rights for retiring this issue. In September 2000, the Company sold 500 shares of Series B Preferred Stock to a principal shareholder for $500,000. During December 2000, the Company sold 326 shares of Series B Preferred Stock to a principal shareholder for $325,904. The conversion of the newly issued preferred shares was changed to reflect current market prices. Each of the new shares will be convertible into 2,000 shares of Rule 144 restricted common stock of the Company.

In July 2000, $10,000 of stock options were exercised for 11,542 shares of common stock.

In July 2000, the Company awarded 1,000 shares of its common stock to three individuals for non-cash prize from a logo contest held for local-area students.

In August 2000, $10,000 of stock options were exercised for 115,423 shares of common stock.

In August 2000, the Company sold 317,500 shares of common stock for a total purchase price of $635,000 to a private investor. In October 2000, the company issued 30,000 shares of common stock for costs and services totaling $59,997 to the investor pursuant to the agreement.

In September 2000, the Company closed the private placement of 150,000 shares of common stock for a total purchase price of approximately $442,125. The Company agreed to pay certain fees associated with the placement through the issuance of an additional 3,000 shares of common stock and the payment of $13,700 in cash. The agreement provided that the Company shall file a registration statement with the SEC for the resale of the 150,000 shares by October 5, 2000. For each fifteen day period following this deadline in which the registration statement is not filed with the SEC, the Company was required to make a payment to the private investor equal to an amount payable in cash or common stock based upon the closing OTC bid price of the shares of the Company's common stock as of the end of each fifteen day period. The Company has since filed a registration statement for the resale of such shares, and paid additional shares of common stock to such private investors pursuant to the agreement. The registration was effective on January 31, 2001. In October, November, and December 2000, the Company issued 20,225 total shares of common stock valued at $44,188 as payment in full pursuant to the terms of an agreement previously entered into by the Company and such investors.

In December 2000, $1,305 of stock options were exercised for 15,000 shares of common stock.

8. SUBSEQUENT EVENTS:

The Company's S-1 filing with the SEC became effective January 31, 2001.

9. LIQUIDITY:

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2000, the Company has negative working capital with obligations totaling $15,859,827 due within one year of which approximately $12.09 million is past due (Note 4). In addition, losses totaling $3,905,730 have been generated since inception. These matters raise substantial doubt about the company's ability to continue on as a going concern. The continuation of the Company as a going concern is dependent upon the Company raising additional capital, and attaining and maintaining profitable operations. The Company has identified potential sources of capital and potential joint venture and/or strategic partners and believes that they will be able to secure the necessary capital to put their business plan into operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying unaudited balance sheets and statements of operations.

ACQUISITIONS

         The Company was organized in September 1998 as North American Software Associates, Limited, a Delaware corporation. The Company was organized to provide a variety of telecommunications services. On April 1, 1999, the Company acquired all of the assets of Freedom 2000, a local Internet Service Provider
(ISP), in exchange for 577,123 shares of restricted common stock of the Company. On December 3, 1999, the Company acquired all of the common stock of Action Communications, Inc. ("Action"), a provider of digital and alpha numeric paging services, in exchange for 1,731,339 shares of restricted common stock of the Company. The Action transaction has been treated for accounting purposes as a purchase of assets and liabilities, and revenues and expenses of Action prior to December 3, 1999 have not been consolidated. Effective December 21, 1999, North American Software Associates, Limited ("NAS") was acquired by Pierce International, Inc. in a share exchange transaction and in March 2000 the Company changed its name to North American DataCom, Inc. The transaction with Pierce International, Inc. has been accounted for as a reverse acquisition since the former shareholders of NAS owned controlling interest in the Company immediately following the transaction and management of Pierce International, Inc. was replaced by management of NAS.

OVERVIEW

         The Company intends to provide broad-based communications and information technology services with an emphasis on wideband fiber optic and wireless telecommunications services that support Enterprise Data Storage(EDS) solutions. The Company plans to deploy a 3,000 mile fiber optic network in the states of Tennessee, Mississippi, Louisiana, Alabama, Georgia and Florida, that is based on advanced, state-of-the-art technology. The Company plans to use this network to provide a breadth of services to telecommunication companies, ISPs and large organizations, including government agencies and departments. The Company plans to provide superior quality and secure broadband communications to facilitate data storage services. The Company's Enterprise Data Storage business
(EDS) will focus mainly on archiving, using two highly secure "Major Centers" at our facilities located in Iuka, Mississippi. In addition, the Company plans to operate five collocation data storage "Satellite Centers" to provide mirroring and archiving services that are directly connected by its fiber optic network to its Major Center in Iuka.

         The Company currently provides Internet access services and digital and alpha numeric paging services. To date, the Company's startup revenues have been derived from these services.

SEGMENT INFORMATION

         In September 2000 the Company retained Cap Gemini/Ernst and Young to revise the Company's existing Business Plan and Business Model. The revised business plan and model were completed in December. The revised 5 year plan calls for a $725 million capital investment for the seven EDS Centers and the 3,000 route mile Fiber optic network. Revenues at the end of 5 years are projected to be over $500 million.

         Current Capital markets dictated that the Company divide the Business plan and model into six independent network segments. The Company decided that Segment 1, Memphis to Iuka to Atlanta, was tactically and strategically the most important and therefore would be constructed first. The capital budget to develop and operate the Segment 1 network and EDS business is planned at approximately $75,000,000 through its first 18 months of operation, approximately July 2002.

         Segment 1 of the Company's Business plan consists of approximately 550 miles of the network from Atlanta to Memphis. Segment 1 serves 12 of the 49 smaller cities with populations less than 100,000, and serves 3 of the 13 medium size cities with populations between 100,000 and 500,000. The Company has identified Tier Two markets consisting of those population centers that are not in the primary 100 largest areas but are uniquely located along railroad rights-of-way where fiber optic transmission facilities can be easily accessed and maintained. The Company's focus is to provide such services to Tier 2 markets in the southeast, initially from Atlanta to Memphis. The present fiber optic infrastructure in this rural region is inadequate compared to other parts of the country. The Company believes that by developing its network in an underserved area, it will be well positioned to benefit in the future from expected traffic growth. Segment 1 also intends to serve 3 of the largest 7 cities in the Company's planned network. The Major Center, and two of the five Satellite Centers are expected to be operational in Segment 1. The first two Satellite centers are planned to be in Chattanooga and Memphis. The Company currently expects to start generating revenues from Segment 1 in July 2001, and expects to have a positive cash flow in mid 2002, and to be profitable by year-end 2002.

RESULTS OF OPERATIONS:

         The Company acquired Freedom 2000, its Internet service provider, in April 1999 and the Company acquired Action Communications, Inc., its digital and alpha numeric paging provider, in December 1999. Only one month of the revenues and expenses from Action is reflected in the Company's results of operations for the quarter ended December 31, 1999. As a result, management does not believe that the Company's results of operation for the quarter ended December 31, 1999 are directly comparable to results of operation for the quarter ended December 31, 2000. The Management believes the results are not indicative of possible results in the future.

         The Company's historical net service revenues consist primarily of monthly fees from customers subscribing to the Company's Internet service provider services or the Company's digital and alphanumeric paging services. Net service revenues increased to $85,366 in the three month quarterly period ended December 31, 2000 from $74,221 for the three month quarterly period ended December 31, 1999, an increase of approximately 15%. This growth in net service revenues was primarily the result of having operations generating approximately $19,044 of revenues for the paging services in the three month quarter ended December 31, 2000, as compared with one month of paging operations for the same three month quarterly period in 1999. In addition, the Company provided Internet access service to approximately 1404 customers at December 31, 2000 as compared with only about 708 customers at December 31, 1999.

         The Company's cost of internet and paging services consist primarily of paging airtime, postage and delivery expenses and allocated overhead costs. Cost of services increased to $48,212 for the three month quarter ended December 31, 2000 from $7,329 for the three month quarter ended December 31, 1999. This increase in cost of services was primarily due to an increase in customers, net services provided, and increasing cost concerning telecommunications services. Cost of service, as a percent of net service revenue, increased from 9.9% for the three month quarter ended December 31, 1999 to 56.5% for the same quarterly period in 2000. As a result, gross profit for the three month quarter ended December 31, 2000 was $37,154, as compared with $66,892 for the three month quarter ended December 31, 1999.

         The Company incurred selling, general and administrative expenses of approximately $798,090 for the three month quarter ended December 31, 2000 compared with $322,144 for the three month quarter ended December 31, 1999, an increase of approximately 148%. These expenses consisted primarily of the addition of management and technical staff for the fiber optic business. The telephone expenses, insurance expenses, payroll expenses, legal and professional services and rent expense increased due to the staff increase. The staffing increase was 21 employees, a total of 32 employees at December 31, 2000 compared to 11 employees at December 31, 1999. Approximately much more of general and administrative expense for the three month quarter ended December 31, 2000 was incurred by the Company in order to pursue its broadband telecommunications network and enterprise data center business plans.

         The Company incurred approximately $172,848 in other expense for the three month quarter ended December 31, 2000 as compared with $2,437 of other income for the three month quarter ended December 31, 1999. Other income (expense) was primarily associated with investment income, interest expense and various miscellaneous expenses. Imputed interest of approximately $182,263 was recorded in the three month quarter ended December 31, 2000 relating to a contract to acquire rights-of-way and fiber conduit which provided for payments over a period of months without stated interest.

LIQUIDITY:

         The Company's primary liquidity needs consist of funding constructing and equipping the Company's enterprise data storage center, constructing the Company's fiber optic and broadband network, and cash flow losses from operations. For the three month quarter ended December 31, 2000, the Company used approximately $613,162 of net cash in operations. For the three month quarter ended December 31, 2000, the Company used approximately $712,522 for the purchase of property and equipment. These funds were provided by the sale of equity, and the placement of notes, and working capital.

         Management has developed a new Business plan for Segment 1 construction in response to current capital market conditions. Management plans that the Company will require approximately $65,000,000 in capital over the next twelve months to fund the following Segment 1 capital needs. Estimated expenditures include, but are not limited to, approximately $37,000,000 to acquire network rights-of-way plus the installation of conduit and fiber optic cable, $5,000,000 for optical electronics and software, $5,000,000 for operation support systems and network operation center software, $7,000,000 for Tier IV enterprise data storage center construction and improvements, and $11,000,000 in working capital and financing costs. Actual costs and estimates may vary from Management's current expectations.

         In March 2000, the Company entered into an agreement with Qwest Communications to purchase approximately 500 miles of fiber conduit from New Orleans to Mobile, Alabama and from Pensacola, Florida to Jacksonville, Florida. The total purchase price under this agreement is approximately $15,120,000. Payments totaling approximately are currently due or past due under the agreement. Payments regarding the agreement were due quarterly through March 31, 2001. In January 2001, the Company met with Qwest Communications Corp in order to amend the agreement and modify the payment terms to conform to the Company's revised Interim Business Plan. This matter is under discussion but not yet resolved.

         In August 2000, the Company entered into an agreement with Norfolk Southern affiliates, Thoroughbred Technology & Communications (T-CUBED), to lay fiber conduit from Atlanta, Georgia to Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The total cost of this conduit is approximately $29,000,000. The Company has not made payments due under this agreement and Management is reviewing the contract with T-CUBED in order to modify some of the terms of the agreement.

            Management plans to fund this capital requirement through the private placement of approximately $25 million of new equity, approximately $15 million of equipment financing and the balance through real estate financing. A construction loan for some interim funding is being discussed. In addition, the Company plans to fund some of its capital needs through joint venture arrangements with strategic business partners and vendor financing Discussions are underway.

         In order to fund working capital needs, in September 2000, Robert Crawford, the Company's president, director and principal shareholder purchased from the Company 500 shares of Series B cumulative convertible preferred for a purchase price of $1,000 per share. Each share of the Series B cumulative convertible preferred stock is convertible into 500 shares of Rule 144 restricted common stock commencing July 1, 2001, and is entitled to an annual dividend of $60. In December 2000, the Company sold 326 shares of Series B Preferred Stock to a principal shareholder for $325,904. Each of the newly preferred shares is convertible into 2000 Rule 144 restricted common shares reflecting the current market conditions.

         In order to fund working capital needs, in July 2000 the Company agreed to sell 317,500 shares of common stock for a total purchase price of $635,000. In August 2000, the Company closed the placement of these shares, and the Board of Directors authorized the issuance of the 317,500 shares of common stock to satisfy the agreement. Costs incurred for this transaction totaled $59,997 and were paid in exchange for 30,000 shares of Rule 144 common stock. The Company further agreed to register the resale of such shares with the SEC. The S-1 registration became effective on January 31, 2001.

         In September 2000, the Company closed a private placement of 150,000 shares of common stock for a total purchase price of approximately $442,125. The Company agreed to pay certain fees associated with the placement through the issuance of an additional 3,000 shares of Rule 144 restricted common stock and the payment of $13,700 in cash. The terms of the agreement provide that the Company shall file a registration statement with SEC for the resale of the 150,000 shares. Additional payments of 22,225 shares of common stock were made to the investor due to late SEC filing pursuant to the agreement. The S-1 registration was effective on January 31, 2001.

         The Company's capital needs are substantial and the Company has no present commitments to fund those needs. As reflected in the Company's financial statements for fiscal year ended June 30, 2000 filed with the Company's Annual Report on Form 10-K, the accountant's opinion includes a going concern qualification. As stated in note 10 to the unaudited financial statements, as of December 31, 2000 the Company has negative working capital with obligations totaling $15,859,827 due within one year of which approximately $12.1 million is past due. In addition, the Company has sustained start up losses totaling $3,905,730 since inception. The inability of the Company to secure additional capital and financing and the inability of the Company to attain and maintain profitable operations would have a material adverse effect on whether the Company would be successful in implementing its proposed business plan and continue as a going concern.

RISKS AFFECTING FUTURE RESULTS:

         A number of risk factors exist that may impair or prevent the Company from accomplishing its proposed business plan in some or all respects. Those risk factors include the following matters among others:

         The Company is a Start Up with Historical Losses. Substantially all of the Company's historical revenues have been derived from its Internet access provider services and its digital and alpha paging services. The Company now has customers and will have revenues from its fiber optic and wireless broadband network in the next quarter. The Company has experienced operating losses in each fiscal quarter since it was founded and will likely continue to experience such losses. Because the Company's start-up operating history is extremely limited, and the Company has just begun to commence operations on its fiber optic and wireless broadband network and its enterprise data storage facility, it is difficult to evaluate the Company's business operations and prospects.

         The Company Needs Substantial Additional Capital-Insolvency. The Company's present operations do not provide sufficient cash flow to pay its debts as they become due. The Company had negative working capital of approximately at and expects it will need to obtain additional capital of approximately $65,000,000 to finance its operating and capital needs over the next twelve months. See "Liquidity." The failure of the Company to obtain additional capital will significantly restrict the Company's proposed operations and may make it impossible for the Company to pursue its proposed business plan.

         Default on Certain Obligations. In March 2000, the Company entered into an agreement with Qwest Communications to purchase 500 miles of fiber conduit from New Orleans to Mobile, Alabama and from Pensacola, Florida to Jacksonville, Florida. The total purchase price under this agreement is approximately $15,000,000. Payments totaling approximately $12,000,000 are currently due or past due under the agreement. The Company has not made any of the payments due under this agreement, but no default has been declared. The Company's obligations under this agreement are personally guaranteed by the Company's president. The Company is negotiating with Qwest to amend the contract and develop new payment schedules. The Company has also entered into a contract to lay fiber conduit between Atlanta and Memphis, through Chattanooga, at a total cost of approximately $29,000,000, of which 10% was due on October 15, 2000. The Company has not made the payments due under this contract. The Company is negotiating with contractors to amend the contract and develop new payment schedules.

         The Company Leases its Facilities. The Company's primary facility in Iuka, Mississippi is leased by the Company from the Mississippi Development Authority, (MDA). This facility is critical to the Company's proposed business plan because it already contains many of the features necessary to establish an enterprise data storage facility. A new 20 year lease has been agreed to, in principle, by the Company and MDA with certain terms to be resolved. Management believes and expects that it will be executed by the end of February.

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

         System Failures Could Lead to Significant Costs. The Company must protect its network infrastructure and equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite extensive precautions the Company has taken, a natural disaster or other unanticipated problems at the Company's facilities could result in interruptions in services or significant damage to customer equipment or data. Any damage to or failure of the Company's systems or service providers could result in reductions in, or terminations of, services supplied to the Company's customers, which could have a material adverse effect on the Company's business.

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

         In August 2000, the Company closed a private placement of 317,500 shares of common stock for a total purchase price of $635,000 to a private investor. Costs for this placement was $59,997 and was paid in exchange for 30,000 shares of Rule 144 restricted common stock.

         In September 2000, the Company sold 500 shares of Series B cumulative convertible preferred stock to the Company's president, director and principal shareholder for a purchase price of $1,000 per share. Each share of the Series B cumulative convertible preferred stock is convertible into 500 shares of Rule 144 restricted common stock commencing July 1, 2001, and is entitled to an annual dividend of $60.

         In September 2000, the Company closed the private placement of 150,000 shares of common stock for a total purchase price of approximately $442,125. The Company paid certain fees associated with this placement through the issuance of 3,000 shares of Rule 144 restricted common stock and the payment of $13,700 in cash. The terms of the transaction provide that the Company file a registration statement with SEC for the resale of the 150,000 shares by October 5, 2000. Delays in filing the registration statement with the SEC after October 5, 2000 required the Company to make a payment in cash or common stock based upon the closing OTC bid price of the shares of Company's common stock as of the end of each fifteen day period. The Company filed a registration statement and paid 22,225 shares of Rule 144 restricted common stock for said filing delays. The registration was effective on January 31, 2001, which prevented further additional payments.

         In December 2000, the Company sold 326 shares of Series B cumulative convertible preferred stock to the Company's president, director and principal shareholder for a purchase price of $1,000 per share. Each share of the Series B cumulative convertible preferred stock is convertible into 2000 shares of Rule 144 restricted common stock commencing July 1, 2001, and is entitled to an annual dividend of $60.

         In December 2000, holder of stock options exercised the options and acquired 15,000 shares of common stock for at an aggregate exercise price of $1,305 pursuant to an amended option agreement dated December 2000. The sales and issuances of securities in the transactions described above were deemed by the Company to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act, Regulation D promulgated thereunder, Rule 701 promulgated thereunder and, in the case of the issuance of common stock as a prize in a logo contest, on the basis that no "sale" as defined in the Securities Act occurred.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No shareholders meetings were held during the Company's quarter ended December 31, 2000.

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

         Current Reports on Form 8-K:

         No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    NORTH AMERICAN DATACOM, INC.
                                           (Registrant)

DATE: February 13, 2001
                                    /s/ Robert R. Crawford
                                    --------------------------------------------
                                    Robert R. Crawford
                                    President
                                    Chief Executive Officer



                                    /s/ David A. Cray
                                    --------------------------------------------
                                    David A. Cray, Vice President
                                    Corporate Treasurer