Form 10-Q
period 2001-03-31
NORTH AMERICAN DATACOM INC
filed 2001-05-15
CIK 823387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 33-17679

North American DataCom, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1067694
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

751 County Road 989, Building 1000, Iuka, MS	38852
(Address of principal executive offices)	(Zip Code)

662-424-5050
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report (s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common Stock, $.0001 par value, 98,656,448 shares outstanding as of May 10, 2001.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH AMERICAN DATACOM, INC.
Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and June 30, 2000

ASSETS		March 31, 2001		June 30, 2000
Current Assets	$		$
Cash and Cash Equivalents		78,868		20,948
Accounts Receivable, Net of Allowance of $2,400 for March 31
and June 30, 2000		134,916		37,848
Notes Receivable, Net of Long-term Maturities		-		2,920
Inventories		5,728		438
Employee Advances		2,555		102,555
Total Current Assets		222,066		164,709

Investments (Note 3)		-		90,000

Property and Equipment
Conduit and Optic Fiber		14,524,203		14,396,891
Computers and Equipment		727,233		717,416
Communications Equipment and Wireless Towers		626,169		371,688
Software		351,124		-
Other Equipment		65,215		77,278
Vehicle		34,201		-
Leasehold Property and Improvements		15,960		15,880
Office Furniture		3,681		3,231
Total Property and Equipment		16,347,786		15,582,384
Less Accumulated Depreciation and Amortization		(87,287)		(35,945)
Net Property and Equipment		16,260,499		15,546,439

Advance to Affiliate (Note 5)		200,000		-
Other Assets (Note 6)		470,480		449,832

TOTAL ASSETS		$17,153,046		$16,250,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade Note Payable, Net of Unamortized Discount (Note 4)		$15,118,000		15,152,173
Accounts Payable		1,104,249		24,034
Accrued Expenses and Other Liabilities (Note 8)		364,288		275,552
Convertible Notes Payable		33,541		-
Total Current Liabilities		16,620,078		15,451,759
Payable to Director		-		23,917
TOTAL LIABILITIES		$16,620,078		$15,475,676

Commitments and Contingencies		-		-

Stockholders' Equity
Convertible Preferred Stock, No Par Value; 400,000 Shares
Authorized		-		-
Series B Convertible Preferred Stock, $.0001 Par Value;
6% Cumulative; 500,000 Shares Authorized; 1,504 and 300 Shares
Issued and Outstanding as of March 31, 2001 and June 30, 2000.		1,503,641		300,000

Common Stock, $.0001 Par Value 150,000,000 Shares Authorized, 98,656,448 shares issued and outstanding as March 31, 2001and 97,992,758 Shares Issued and Outstanding at June 30, 2000		9,865		9,798
Additional Paid-In Capital		3,880,963		2,667,567
Other Accumulated Comprehensive Income		(189,200)		(99,200)
Retained Earnings (Accumulated Deficit)		(4,672,301)		(2,102,861)

Total Stockholders' Equity		532,968		775,304

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$17,153,046		$16,250,980
See Accompanying Notes to Condensed Consolidated Financial Statements

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Operation
(Unaudited)
	For the Three Months Ended March 31, 2001	For the Three Months Ended March 31, 2000	For the Nine Months Ended March 31, 2001	For the Nine Months Ended March 31, 2000
Net Service Revenues	$201,911	$69,787	$358,284	$167,997
Cost of Services	60,345	22,420	157,071	29,742
Gross Profit	141,566	47,367	201,213	138,255
Expenses:
Selling, General and Administrative	731,727	326,568	2,245,174	1,009,792
Operating Loss	(590,161)	0	(2,043,961)	(871,537)
Other Income (Expense), Net	(176,410	876,263	(525,473)	6,233
Loss Before Income Tax Expense (Benefit)	(766,571)	(279,201)	(2,569,433)	(865,304)
Income Tax Expense (Benefit)	-	-	-	-
Net Loss	$(766,571)	$(279,271)	$(2,569,433)	$(865,304)
Basic and Diluted Loss Per
Common Share (Note 1)	$(0.01)	$(0.003)	$(0.03)	$(0.01)
Weighted Average Number of Common
Shares Outstanding
Basic and Diluted (Note 1)	98,656,448	4,106,655	98,546,362	41,837,863
See Accompanying Notes to Condensed Consolidated Financial Statements

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31, 2001	For the Three Months Ended March 31, 2000	For the Nine Months Ended March 31, 2001	For the Nine Months Ended March 31, 2000
Net loss	$(766,571)	$(279,271)	$(2,2569,433)	$(865,304)
Net change in unrealized loss on
investments (Note 3)	-	(41,650)	(90,000)	(41,650)
Comprehensive loss	$(766,571)	$(320,921)	$(2,659,433)	$(906,954)
See Accompanying Notes to Condensed Consolidated Financial Statements

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Changes in Stockholders Equity
(Unaudited)
							Net
	Series B Preferred		Common Stock		Additional		Unrealized
	Stock			Par	Paid-In	Accumulated	Loss on	Stockholders'
	Shares	Amount	Shares	Value	Capital	Deficit	Investments	Equity
Balance, June 30, 2000	300	$300,000	97,992,758	$9,798	$2,667,567	$(2,102,861)	$(99,200)	$775,304

Issuance of Series B
preferred stock	500	500,000	-	-	-	-	-	500,000
Sale of common Stock	-	-	317,500	32	634,968	-	-	635,000
Sale of common Stock	-	-	150,000	15	442,110	-	-	442,125
Exercise of stock
options to acquire
common stock	-	-	11,542	1	9,999	-	-	10,000
Exercise of stock
options to acquire
common stock	-	-	115,423	12	9,988	-	-	10,000
Issuance of shares
for services	-	-	1,000	-	2,000	-	-	2,000
Net unrealized loss
from investments	-	-	-	-	-	-	(30,000)	(30,000)
Net loss for the period
ended September 30, 2000	-	-	-	-	-	(869,086)	-	(869,086)
Balance, September 30, 2000	800	$800,000	98,588,223	$9,858	$3,766,632	$(2,971,947)	$(129,200)	$(1,475,343)

Issuance of shares for services	-	-	20,225	2	44,188	-	-	44,190
Issuance of shares for
financial services rendered	-	-	30,000	3	59,997	-	-	60,000
Issuance of shares for
financial services rendered	-	-	3,000	1	8,842	-	-	8,843
Exercise of stock
options to acquire
common stock	-	-	15,000	1	1,304	-	-	1,305
Issuance of Series B
preferred stock	326	325,904	-	-	-	-	-	325,904
Net change in unrealized loss
from investments	-	-	-	-	-	-	(60,000)	(60,000)
Net loss for the period
ended December 31, 2000	-	-	-	-	-	(933,784)	-	(933,784)
Balance, December 31, 2000	1,126	$1,125,904	98,656,448	$9,865	$3,880,963	$(3,905,731)	$(189,200)	$(921,801)

Issuance of Series B
preferred stock	378	$377,738	-	-	-	-	-	377,738
Net change in unrealized loss
from investments	-	-	-	-	-	-	(60,000)	(60,000)
Net loss for the period
ended March 31, 2001	-	-	-	-	-	(766,571)	-	(766,571)
Balance, March 31, 2001	1,504	$1,503,641	98,656,448	$9,865	$3,880,963	$(4,672,301)	$(189,200)	$532,968
See Accompanying Notes to Condensed Consolidated Financial Statements

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31, 2001	For the Nine Months ended March 31, 2000
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(2,569,433)	$(865,304)
Adjustment to reconcile net loss to net cash used for Operating Activities:
Depreciation and amortization (Note 4)	649,786	30,374

Changes in operating assets and liabilities, net of acquisitions::
Increase (Decrease) in accounts receivable	(97,068)	(16,001)
Increase (Decrease) in notes receivable	2,920	(129,105)
Increase (Decrease) in inventory	(5,290)	-
Increase (Decrease) in other assets and employee advances	57,680	(38,037)
Increase (Decrease) in accounts payable and accrued expenses	1,283,984	(146,448)
NET CASH USED BY OPERATING ACTIVITIES	(677,421)	(1,165,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(801,347)	(179,529)
Purchase of investments	-	(52,851)
Advance to affiliate (Note 5)	(200,000)	-
NET CASH USED FOR INVESTING ACTIVITIES	(1,001,347)	(232,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock (Note 7)	1,098,431	979,971
Payments on trade note payable	(575,000)	-
Proceeds from sale of preferred stock (Note 7)	1,203,641	-
Increase notes payable	(23,917)	(54,112)
Proceeds from issuance of convertible notes payable	33,541	81,915
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,736,696	1,007,774

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	57,928	(389,127)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,940	722,353
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,868	$333,226

Supplemental schedule of non-cash operating activities:
Issuance of common stock for payment of accounts payable	$115,032	$-
See Accompanying Notes to Condensed Consolidated Financial Statements

NORTH AMERICAN DATACOM, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2001 and the results of its operations and cash flows for the three-and nine-month periods ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of June 30, 2000 including notes thereto, included in the Company’s 1999 Annual Report on Form 10-K for fiscal year ended June 30, 2000.

NATURE OF BUSINESS

The Company intends to provide communications and information technology services with an emphasis on broadband fiber optic and wireless telecommunications services that support enterprise data storage solutions, primary for customers in southern United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated.

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

EARNINGS PER SHARE

Basic and diluted loss per share of common stock have been computed based upon the weighted average number of shares outstanding during the quarter ending March 31, 2001 and, after giving effect to the merger stock split, the quarter ending March 31, 2000. Common stock equivalents consisting of stock options, convertible notes, convertible preferred stock and warrants were not considered in either period, as their effect would be anti-dilutive.

The following details the Company's actual common stock equivalents (in post-merger shares):

	March 31, 2001	March 31, 2000
Stock Options	14,104,216	15,116,301
Convertible Notes	47,208	1,903,130
Warrants	-	80,000
Convertible Preferred Stock	1,808,000	23,318,779
	15,959,424	41,418,210

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

Years
Conduit and optic fiber	25
Communications equipment and wireless towers 3-10	3-10
Computers	5
Other Equipment	3-10
Leasehold improvements	Term of lease

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

BUSINESS LINES

Fiber Optic and Broadband Wireless Network: The Company is building a fiber optic and broadband wireless communications network, which will allow for the high-speed transmission of large amounts of data. It is expected that businesses, government agencies and institutions will use the Company's network as a preferred alternative to existing telephone and satellite data transmission systems. The Company installed a wireless network connecting Iuka, MS to Atlanta, GA and Memphis, TN. This wireless network currently operates at a DS-3 bandwidth level.

Internet Access: As of March 31, 2001, the Company provides Internet service in Mississippi, Tennessee and Alabama. Internet services provided by the Company include basic dial-up access to the Internet through standard computer modems, high speed Internet access, and the design and hosting of websites for customers.

Remote Data Storage: During fiscal 2000, the Company took delivery of equipment that will allow third parties to store and access data stored in digital form on computer systems maintained and operated by the Company in its facility in Iuka, MS. As of March 31, 2001, the Company has started its operation with an initial agreement. This agreement provided $62,884 in revenues for the EDS line in this quarter.

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

3. INVESTMENTS

The Company's investments are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and estimated fair value, less the option price of $.12 per share, for these investments were as follows at March 31, 2001 and June 30, 2000. The Company has exercised its option rights, but has not yet been issued stock by NYRR, as legal issues are being worked out by Company counsel.

March 31, 2001	Cost Basis	Gross Unrealized Gains	Estimated
		(Losses)	Fair Value
New York Regional Rail Corporation
Stock Options	$250,000	$(250,000)	$0

June 30, 2000
New York Regional Rail Corporation
Stock Options	$250,000	$(160,000)	$90,000

4. PROPERTY, PLANT AND EQUIPMENT:

In March 2000, the Company acquired 504 miles of fiber optic conduit for $15.1 million from Qwest. The purchase price was to be paid over a 12-month period ending March 31, 2001. Accordingly, imputed interest of $723,109 was recorded as a discount, which is being amortized as an interest charge over the term of the payable. For the three and nine-month quarterly periods ended March 31, 2001 the interest charge associated with this payable was $176,301 and $540,827, respectively. The Company is not current under the payment schedule provided in the bill of sale. The Company is currently renegotiating with the vendor for modifications of the payment terms under the bill of sale. Management believes it will be successful in its renegotiations with Qwest to modify the terms under the bill of sale.

On August 15, 2000, the Company entered into an agreement with a subsidiary of Norfolk Southern Company to lay fiber optic conduit between Atlanta, GA and Chattanooga, TN and from Chattanooga to Memphis, TN. The cost of this project is approximately $29 million. While approximately $2.9 million was due in October 2000, the third party contractor is five months late on its installation as of the date of this Quarterly Report.  Therefore, we have not made any payments under this agreement. The Company and the contractor are currently discussing issues related to the delays in the installation and the timing of payments.

5. ADVANCE TO AFFILIATE

In July 2000, the Company and Global Fiber Optic and Wireless Communications, Ltd. ("Global") each advanced $200,000 for developing a joint venture to provide a 4,000 mile fiber optic communications and Internet network in Turkey. The Company and Global will each have a fifty (50%) percent interest in the joint venture.  The Company will be required to provide electronic and communications technologies, while Global will provide rights-of-way and other real estate as needed in Turkey. Currently the advances are being used by the proposed joint venture to purchase rights-of-way and other assets to be utilized in the future operations of the joint venture.

6. OTHER ASSETS

Other assets consist of the following items as of:

	March 31, 2001	March 31, 2000
FCC License, net of amortization of $32,890
and $14,389, respectively	$337,110	$355,611
Deposits	37,000	0
Prepaid expenses	34,580	32,431
Deferred income tax asset	61,790	61,790
Total	$470,480	$449,832

7. STOCKHOLDERS' EQUITY:

In May 2000, the Board authorized 500,000 shares of Series B Convertible Preferred Stock, par value $.0001, having a 6% cumulative dividend. In June 2000, the Company authorized the sale of up to 5,000 shares of its Series B Convertible Preferred Stock for $1,000 per share to a principal shareholder. Each share of the Series B Convertible Preferred Stock is convertible into 500 shares of Rule 144 restricted common stock of the Company. The $60 cumulative annual dividend for each share of the Series B Convertible Preferred Stock is payable in July annually and if not paid the dividend is accumulating. The Series B Convertible Preferred Stock is senior to and has a right upon liquidation to be redeemed before any distribution to any common shareholders. If dividends payable on the Series B Convertible Preferred Stock are not current the holders of our Series B Convertible Preferred Stock will have 500 votes per each share of Series B  Convertible Preferred Stock held. There are no redemption rights applicable to the issued and outstanding Series B Convertible Preferred Stock. In September 2000, the Company sold 500 shares of Series B Convertible Preferred Stock to a principal shareholder for $500,000. During December 2000, the Company sold 326 shares of Series B Convertible Preferred Stock to a principal shareholder for $325,904. In March 2001, the Company sold 378 shares of Series B Convertible Preferred Stock to a principal shareholder for $377,738. The conversion ratio was amended by action of the Board of Directors from 500 shares of restricted common stock for each share of Series B Convertible Preferred Stock to 2000 restricted shares of common stock,  to reflect recent changes in the price of our shares of common stock on the OTC:BB. The conversion ratio was adjusted on December 28, 2000.

In July 2000, stock options were exercised to purchase 11,542 shares of common stock for $10,000.

In July 2000, the Company awarded 1,000 shares of its common stock to three unaffiliated individuals for non-cash prize from a logo contest held for local-area students.

In August 2000, stock options were exercised for 115,423 shares of common stock for $10,000.

In August 2000, the Company sold 317,500 restricted shares of common stock for a total purchase price of $635,000 to a private investor pursuant an agreement.  In October 2000, the Company issued to a third party pursuant to a financial service agreement 30,000 restricted shares of common stock valued at $59,997.

In September 2000, the Company completed a private placement of 150,000 restricted shares of common stock for a total purchase price of approximately $442,125. The Company agreed to pay certain fees associated with the private placement in the form of  3,000 restricted shares of common stock and $13,700 in cash. The agreement provided that the Company prepare and file a registration statement with the SEC for the resale of the 150,000 restricted shares by October 5, 2000. For each fifteen-day delay  following the October 5, 2000 date that the registration statement was not filed with the SEC, the Company was required to make a payment to the private investor in cash or common stock equal to $8,842.   The Company  filed a registration statement for the resale of such shares on December 13, 2000, and issued the private investor 20,225  additional shares of common stock to satisfy this agreement. The registration statement was declared effective by the SEC on January 31, 2001. The value of the  20,225 shares of common stock issued during the period from October through December 2000 was $44,188.

In December 2000, stock options were exercised for 15,000 shares of common stock for $1,305.

8. LIQUIDITY

On February 21, 2001, the Company announced that it had entered into a binding Letter of Agreement with IFG Private Equity, LLC, an Atlanta-based institutional investor, for a minimum of $25 million in equity financing, with an option for an additional $25 million.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2001, the Company has negative working capital with obligations totaling $16,620,078 due within one year, of which approximately $15 million is related to equipment purchased from Qwest (See Note 4 above). The Company is currently renegotiating with Qwest for modifications of the payment terms under the bill of sale. In addition, losses totaling $4,672,301 have been generated since inception. The Company has an arrearage of certain federal tax liabilities of approximately $300,000, including payroll liabilities. The continuing losses and the amount of current liabilities raise substantial doubt about the Company's ability to continue on as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to   raise additional capital, and attaining and maintaining profitable operations, of which there can be no  assurance. The Company has identified potential sources of capital and potential joint venture and/or strategic partners and believes that the Company will be able to secure the necessary capital at satisfactory terms and conditions to continue its business plan.

9. LITIGATION

David Cray, the Company's former vice president and treasurer, resigned his positions effective March 5, 2001, which resignation followed a leave of absence. The Company disagrees with Mr. Cray regarding the terms and circumstances of Mr. Cray’s departure and has received a Notice of Arbitration from Mr. Cray pursuant to his employment agreement. The Company is exploring avenues to resolve the matter with Mr. Cray, and believes that it has strong meritorious to  Mr. Cray's claims. We do not believe that any claims by Mr. Cray, even if successful, will have a material adverse effect upon the Company or its financial condition.

On March 26, 2001, the Company was served with a summons and complaint in an action, Tom Epperson, Freddie Wilson and Omega Shelters, Inc. v. North American DataCom, Inc. and North American Infotech, LLC, (U.S.D.C. Northern District of Mississippi, Case No. 1:02CV105-D-D). The Company has been granted an extension, until May 30, 2001, to answer, appear, move or otherwise respond to the lawsuit. The action relates to alleged  damages resulting from an agreement to build a prototype composite fiber shelter by Omega Shelters, which prototype was subject to the Company's receipt and acceptance. The agreement at issue also contains an arbitration provision. In the complaint  plaintiff's state that Omega Shelters' immediate predecessor, Yellow Creek Lodges, Inc., was forced into bankruptcy in the United States Bankruptcy Court for the Northern District of Mississippi. The Company believes that it has meritorious defenses to the action, disputes the allegations, and intends to  vigorously defend the lawsuit. While the action seeks damages of $2.2 million, we believe that the claim for damages is wholly without merit and that the Company will not be materially adversely effected by the outcome of the proceeding. Neither can we determine at the date of this Quarterly Report what impact the bankruptcy proceeding involving plaintiff corporation's predecessor will have on this action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, the terms "we", "us", "our" or the "Company" mean North American DataCom, Inc. and its subsidiaries.

Forward-Looking Statements

The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our negative working capital, our ability to raise additional capital at terms and conditions satisfactory to us, our limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to successfully market our products and services. See the discussion under "Risks Affecting Future Results" below. Reference is made to Exhibit 99.1, "Private Securities Litigation Reform Act of 1995, Safe Harbor Compliance Statement for Forward-Looking Statements".

We make forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and, Results of Operations" in this Quarterly Report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Acquisitions

The Company was organized in September 1998 as North American Software Associates, Limited, a Delaware corporation. We were organized to provide a variety of telecommunications services. On April 1, 1999, we acquired all of the assets of Freedom 2000, a local Internet Service Provider (ISP), in exchange for 577,123 restricted shares of our common stock. On December 3, 1999, we acquired all of the common stock of Action Communications, Inc. ("Action"), a provider of digital and alpha numeric paging services, in exchange for 1,731,339 restricted shares of our common stock. The Action transaction has been treated for accounting purposes as a purchase of assets and liabilities, and revenues and expenses of Action prior to December 3, 1999 have not been consolidated. Effective December 21, 1999, North American Software Associates, Limited ("NAS") was acquired by Pierce International, Inc. in a share exchange transaction and in March 2000 we changed our name to North American DataCom, Inc. The transaction with Pierce International, Inc. has been accounted for as a reverse acquisition since the former shareholders of NAS owned controlling interest in the Company immediately following the transaction and management of Pierce International, Inc. was replaced by management of NAS.

Overview

We are in the process of deploying a 3,000 mile fiber optic network in the states of Tennessee, Mississippi, Louisiana, Alabama, Georgia and Florida,  to provide broad-based communications and information technology services with an emphasis on wideband fiber optic and wireless telecommunications services that support Enterprise Data Storage (EDS) solutions. We utilize advanced, state-of-the-art technology for its network to provide a wide range of services to telecommunication companies, ISPs and large organizations, including government agencies and departments. Our plan is to provide superior quality and secure broadband communications in connection with our data storage services. Our Enterprise Data Storage business (EDS) enables us archive data, using two highly secure "Major Center" at our headquarters in Iuka, MS. In addition, the we plan to operate five co-location data storage "Satellite Centers" to provide mirroring and archiving services that are directly connected by our fiber optic network at our Major Center in Iuka, MS.

In addition, we also provide Internet access services and digital and alpha-numeric paging services. To date, our start-up revenues have been derived from our Internet access services.

Segment Installation Information

In September 2000 we retained Cap Gemini/Ernst and Young to revise our existing Business Plan and Model. The revised business plan and model were completed in December 2000. The revised 5 year plan calls for a $725 million capital investment for the seven EDS Centers and the 3,000 route mile Fiber optic network. Revenues at the end of 5 years are projected to be over $500 million.

Current capital market conditions have prompted us to divide the Business Plan and Model into six independent network segments. We determined that Segment 1, the fiber optic route connecting Memphis, TN to Iuka, MS and   to Atlanta, GA was strategically the most important and therefore would be constructed first. The capital budget to develop and operate the Segment 1 network and EDS business is estimated at approximately $75,000,000 during its first 18 months of operation through approximately September 2002.

Segment 1 of our Business Plan consists of approximately 550 miles of the network from Atlanta, GA to Memphis, TN. This segment 1 will serve: 12 of the 49 smaller cities within the region having populations of up to100,000 people;  3 of 13 medium sized cities having populations between 100,000 and 500,000 people; and  3 of the largest 7 cities in the region. We have identified Tier Two markets consisting of those population centers that are not in the primary 100 largest areas but are uniquely located along our railroad rights-of-way where we can install and easily maintain on a cost-efficient basis our fiber optic transmission facilities. We also intend to  provide such services to Tier Two markets in the southeast, initially from Atlanta, GA to Memphis, TN. The present fiber optic infrastructure in this rural region is deemed inadequate for such market compared to other parts of the country. It is our firm belief that by developing our network to serve an underserved area, we will be well-positioned to benefit in the future from expected traffic growth.  The Major Center and two of the five Satellite Centers are expected to be operational in Segment 1. The first two Satellite centers are planned to be in Chattanooga and Memphis, TN. We project that we will begin to generate revenues from Segment 1 in September 2001, to have a positive cash flow from operations in mid-2002, and to be profitable by year-end 2002. These projected dates are subject to our ability to raise necessary capital to meet our capital requirements at terms satisfactory to us.

Results of Operations

For the Nine-Month Period Ended March 31, 2001 Compared to the Nine-Month Period Ended March 31, 2000

Our fiscal year ends June 30th. We started business in February 1999 and our first full fiscal year ended on June 30, 2000. This Quarterly Report provides the first nine-month period to period comparison.

In April 1999, we acquired Freedom 2000, its Internet service provider. In December 1999, we acquired Action Communications, Inc., a digital and alpha numeric paging provider. Only four months of the revenues and expenses from Action is reflected in our results of operations for the period ended March 31, 2000. As a result, we do not believe that our results of operations for the period ended March 31, 2000 are directly comparable to results of operations for the period ended March 31, 2001, nor do we believe the results are necessarily indicative of possible results in the future.

Our current net service revenues consist primarily of monthly fees from customers subscribing to our Internet access services and our digital and alphanumeric paging services. Net service revenues increased to $358,284 in the nine-month period ended March 31, 2001 from $167,997 for the nine month period ended March 31, 2000, an increase of approximately 113%. This increase was primarily due to the fact that our  paging service revenues during the nine-month period ended March 31, 2001 was from nine months of operations while we were only in operation for four months at March 31, 2000. In addition, we increased our customer base for our Internet access service to approximately 1500 customers at March 31, 2001  compared with approximately 1000 customers at March 31, 2000 or an increase of 50%. During the period ended March 31, 2001, we received $43,534 from the sale of one conduit and $62,884 under an initial agreement for our EDS service.

Our cost of providing our Internet and paging services consist primarily of paging airtime, postage and delivery expenses and allocated overhead costs. Cost of services increased to $157,071 for the nine-month period ended March 31, 2001 from $29,742 for the nine-month period of the prior fiscal year. This increase in cost of services was primarily due to an increase in customers, net services provided, increasing cost concerning telecommunications services generally, and costs directly related to the sale of one conduit. Cost of service, as a percent of net service revenue, increased from 17.7% for the nine-month period ended March 31, 2000 to 43.8% for the same period during our 2001 fiscal year. As a result, gross profit for the nine- month period ended March 31, 2001 was $201,213 as compared with $138,255 for the nine-month period ended March 31, 2000.

We incurred selling, general and administrative expenses of approximately $2,245,174 for the nine-month ended March 31, 2001 compared with $1,009,792 for the nine-month period ended March 31, 2000, an increase of approximately 122%. These expenses consisted primarily of the addition of management and technical staff   for our fiber optic business, which resulted in increased payroll, insurance, office and related expenses, as well as increased legal and professional fees associated to being a public reporting company and filing registration statements under the Act . We increased our staff by six employees, a total of 30 employees at March 31, 2001 compared to March 31, 2000. A significant portion of our general and administrative expenses for the nine-month period ended March 31, 2001 was incurred in connection with the development of our broadband telecommunications network and enterprise data center.

We incurred $525,473 in other expense for the nine-month period ended March 31, 2001 as compared with other income of $6,233 for the nine-month period ended March 31, 2000. Other income (expense) consisted primarily of investment income, interest expense and various miscellaneous expenses during the respective periods. Imputed interest of approximately $540,827 was recorded in the nine-month period ended March 31, 2001 relating to a contract to acquire rights-of-way and fiber conduit which provided for payments over a period of months without stated interest.

For the Three-Month Period Ended March 31, 2001 Compared to the Three-Month Period Ended March 31, 2000

For the three-month period ended March 31, 2001, we had net service revenues of $201,911 compared to $69,787 for the comparable period of the prior year. The represents and increase of $132,124 or 189%. Our cost of services was $60,345 during the three-month period ended March 31, 2001 compared to $22,420 for the three-month period ended March 31, 2000. Our gross profit margins were 70% and 68%, respectively, which is an insignificant change.

We incurred selling, general and administrative expenses of $731,272 during the three-month period ended March 31, 2001 compared to $326,568 for the same period of the prior year. This increase was primarily due to increased number of employees and costs associated with our business expansion. Our operating loss increased from $279,201 during the three-month period ended March 31, 2000 to $590,161 for the three-month period ended March 31, 2001 or an increase of 110%.

We incurred  other expense of $176,410 for the three-month period ended March 31, 2001 as compared to other expense of $70 for the three-month period ended March 31, 2000. Other expenses during the three-month period ended March 31, 2001 consisted primarily of   interest expense.

Liquidity

Our total current assets at March 31, 2001 were $222,066 compared to $164,709 at our fiscal year ended June 30, 2000, or an increase of 35%. Our accounts receivable increased by $97,068 from $37,848 at June 30, 2000 to $134,916 at March 31, 2001. This is a result of our increased customer base for our Internet access service and our billing cycle. In addition, our advances to employees were $2,555 at March 31, 2001 compared to $102,555 at June 30, 2000. At March 31, 2001 the fair market value of our available-for-sale securities was 0 compared to $90,000 at June 30, 2000. Reference is made to Note 3 to the Notes to Condensed Consolidated Financial Statements.

Our non-current assets, consisting principally of property and equipment, were $16,260,499 at March 31, 2001 compared to $15,546,439 at June 30, 2000 or an increase of $714,060. This increase was primarily due to investment in software of $351,124 and communications equipment of $254,481. At March 31, 2001, our balance sheet also reflects advances to affiliates in the amount of $200,000, which advance is related to our joint venture in Turkey. Our total assets at March 31, 2001 were $17,153,046 compared to $16,250,980 at June 30, 2000.

We had current liabilities of $16,620,078 at March 31, 2001 compared to $15,451,759 at June 30, 2000. The principal component of our current liabilities is a liability due under a bill of sale from Qwest, the terms of which we are currently renegotiating. At March 31, 2001 we had accounts payable of $1,104,249 compared to $24,034 at June 30, 2000. This increase is primarily due to delays in completing equity financing due to current capital market conditions. At March 31, 2001 we had accrued expenses and other liabilities of $364,288 compared to $275,552 at June 30, 2000. Our accrued expenses and other liabilities at March 31, 2001 includes approximately $300,000 in certain federal tax liabilities. Reference is made to Note 8 to the Notes to Condensed Consolidated Financial Statements.

For the nine-month period ended March 31, 2001, we used $677,421 for our operating activities compared to $1,164,521 cash used for operating activities during the same nine-month period of the prior year. This decrease in negative cash flow from operating activities was principally the result of an increase in accounts payable and accrued expenses. For the nine-month period ended March 31, 2001, we used cash flow for investing activities of $1,001,347 principally for the purchase for $801,347 of property and equipment and we advanced cash of $200,000 to our joint venture in Turkey. We financed our negative cash flow from operating activities and our investing activities by raising funds from the issuance and sale of restricted shares, proceeds from the sale of Series B Convertible Preferred Stock and proceeds from the issuance of convertible notes. Negative working capital has also been partially funded by an increase in accounts payable. We had $78,868 of cash at March 31, 2001 compared to cash of $333,226 at fiscal year end June 30, 2000.

We have modified our business plan for initial segment (Segment 1) of our fiber option line as a result of prevailing capital market conditions and the difficulty in securing adequate financing at acceptable terms. We estimate that we will require approximately $65,000,000 during the next twelve months to fund our Segment 1 development as follows:  approximately $37,000,000 to acquire network rights-of-way plus the installation of conduit and fiber optic cable; $5,000,000 for optical electronics and software; $5,000,000 for operation support systems and network operation center software; $7,000,000 for Tier IV enterprise data storage center construction and improvements; and $11,000,000 in operating expenses. Actual costs and estimates may vary from our current expectations, which could materially adversely effect our business and financial conditions.

In addition, our liquidity is adversely effected by our current liabilities which arose in connection with our purchase from Qwest of approximately 500 miles of fiber conduit from New Orleans, LA to Mobile, AL and from Pensacola, FL to Jacksonville, FL. The total purchase price under our bill of sale is approximately $15,120,000. We are in the process of renegotiating a revised payment schedule with Qwest and we are dependent upon our ability to achieve an revised payment schedule, of which there can be no assurance.

We have also entered into an an agreement with Norfolk Southern Railroad's affiliate, Thoroughbred Technology & Communications (T-CUBED), to lay fiber conduit from Atlanta, GA to Chattanooga, TN and from Chattanooga to Memphis, TN. Under this agreement, we have agreed to pay approximately $29,000,000 but have not yet commenced payments to T-CUBED. We are presently reviewing this agreement with T-CUBED for the purpose of amending certain terms of the agreement based upon the current capital market conditions and our limited liquidity.

It is our present intention to fund our capital requirements of $65 million during the next twelve months through the private placement of approximately $25 million of new equity, approximately $15 million of equipment lease financing and the balance of approximately $25 million through real estate financing of data centers and certain fiber optic real properties. We are currently negotiating a construction loan for certain interim financing and may also seek to fund certain of our capital needs through joint venture arrangements with strategic business partners and vendor financing. However, there can be no assurance that we will be successful in negotiating any such financing at terms satisfactory to us.

In order to fund working capital needs, we sold restricted securities (See Note 7, Stockholders' Equity, to the Notes to Condensed Consolidated Financial Statements) to Robert Crawford, our president, director and principal shareholder as follows: in September 2000 we sold 500 shares of our Series B Cumulative Convertible Preferred Stock for a purchase price of $1,000 per share. Each share of the Series B Cumulative Convertible Preferred Stock was convertible into 500 restricted shares of our common stock commencing July 1, 2001, and provides for a cumulative dividend of $60. In December 2000, we sold an additional 326 shares of Series B Cumulative Convertible Preferred Stock to a principal shareholder for $325,904. Effective December 28, 2000, as a result of the change in the market price of our common stock, the conversion ratio applicable to each of our  Series B Cumulative Convertible Preferred Stock was amended from 500 restricted shares of common stock to 2000 restricted shares. In March 2001, we sold 378 shares of Series B Series B Cumulative Convertible Preferred Stock  to a principal shareholder for $377,738.

To provide further funding for our operations, in August 2000 we concluded the sale to a third party private investor of  317,500 restricted shares of common stock for a total purchase price of $635,000. We incurred costs related to this transaction or $59,997, which were satisfied by the issuance of 30,000 restricted shares of common stock. In addition, in September 2000, we sold to another private investor 150,000 restricted shares of common stock for a total purchase price of $442,125 and agreed to pay certain fees associated with this transaction by the issuance of an additional 3,000 restricted shares and to pay $13,700 in cash. The terms of the these transactions required that we prepare and file a registration statement under the Act on Form S-1 with the SEC for the resale of these restricted shares within by a certain date. We were required to issue additional of 20,225 restricted shares as payment due to the delay in our filing of this registrant statement, which was declared effective by the SEC on January 31, 2001. A total of 2,302,624 shares of common stock were registered for selling shareholders in our Form S-1 registration statement under the Act. Reference is made to Note 7 to our Notes to Condensed Consolidated Financial Statements.

Our continuing capital requirements are substantial and we have no firm commitments at present to fund these needs. As reflected in our financial statements for our fiscal year ended June 30, 2000 which were filed with our Annual Report on Form 10-K, the accountant's opinion included a going-concern qualification. Reference is made to Note 8, Liquidity, to our Notes to Condensed Consolidated Financial Statements and the disclosure that as of March 31, 2001 we had negative working capital with current liabilities of $16,620,078. In addition, we have sustained start-up losses of $4,672,301 since inception. The inability of the Company to secure additional financing at terms acceptable to us shall have a material adverse effect on whether we can continue as a going-concern and be successful in implementing our proposed business plan.

Risks Affecting Future Results

A number of risk factors exist that may impair or prevent us from accomplishing our proposed business plan in some or all respects. Those risk factors include the following matters among others:

The Company is a Start Up with Historical Losses.

Substantially all of our historical revenues have been derived from our Internet access provider services and our digital and alpha paging services. We now have customers and project that we will have revenues from our fiber optic and wireless broadband network during the last quarter of our fiscal year. We have experienced operating losses in each fiscal quarter since we were founded and will likely continue to experience such losses. Because our operating history is extremely limited, and have just begun to commence operations on our fiber optic and wireless broadband network and our enterprise data storage (EDS)  facility, it is difficult to evaluate our business operations and prospects.

The Company Needs Substantial Additional Capital.

Our present cash flow from operations is not sufficient to pay certain of our debts as presently structured. At March 31, 2001 we had negative working capital of $16,398,012 and we estimate that we will need to secure additional capital of approximately $65,000,000 to finance our operations and capital needs over the next twelve months. See the discussion under "Liquidity" above. The failure of the Company to obtain additional capital will significantly restrict our proposed operations and may make it impossible for us to fulfill the timing of our proposed business plan.

Status of  Certain Obligations.

In March 2000, we entered into an agreement with Qwest to purchase 500 miles of fiber conduit from New Orleans to Mobile, Alabama and from Pensacola, FL to Jacksonville, FL. The total purchase price under this agreement was approximately $15,000,000 and we are presently negotiating with Qwest the amendment of the payment schedule under the  bill of sale and agreement. We have not been given any notice of default under our agreement and bill of sale. Our obligations under this agreement are personally guaranteed by our president. We also entered into an agreement with an affiliate of Norfolk Southern to lay fiber conduit between Atlanta, GA and Memphis, TN through Chattanooga, TN at a total cost of approximately $29,000,000. The agreement provided for payment of $2.9 million on October 15, 2000, which sum has not been paid. We are negotiating with contractors to amend the contract and develop new payment schedules.

The Company Leases its Facilities.

On March 7, 2001, we finalized a new 20-year lease with the State of Mississippi for our primary facility in Iuka, MS, for 25,000 square feet of office and equipment space. This facility is essential to our proposed business plan because it already contains many of the features necessary for us to establish an enterprise data storage (EDS) facility. The State of Mississippi, acting through the Mississippi Development Authority (DMA), has also granted the Company a 10-year right of first refusal to lease an additional 75,000 square feet at the Iuka facility, to accommodate the Company’s expansive business plan.

The Company Experiences General Risks Associated with Business.

The future success of the Company is heavily dependent on its ability to develop, promote and sustain strong government relationships, reach agreements with certain third parties necessary for the telecommunications needs of its operations and attract and retain customers at suitable prices. Our business involves competition with existing companies many of which have far greater capital resources and longer operating histories than the Company. There can be no assurance that the business of the Company will ever be profitable.

The Company will Likely Experience Customer Concentration.

Until and unless the Company secures multiple customer relationships, it is likely that the Company will experience periods during which it will be highly dependent on one or a limited number of customers. Dependence on a single or a few customers will make it difficult to satisfactorily negotiate attractive prices for the Company's services and will expose the Company to the risk of substantial losses if a single dominant customer scenters conducting business with the Company.

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

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q and other reports and statements issued on behalf of the Company may include forward-looking statements in reliance on the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "should," "anticipates" and "proposes" and the negative or other variations of such terms or comparable terminology, or by discussion of strategy or business plans that involve risks and uncertainties. These forward-looking statements are subject to substantial risks and uncertainties, including those discussed above, and actual results may differ materially from those contained in any such forward-looking statement. Reference is made to Exhibit 99.1, Private Securities Litigation Reform Act of 1995, Safe Harbor Compliance Statement for Forward-Looking Statements, filed with this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 9 to the Notes to Condensed Consolidated Financial Statements.

David Cray, the Company's former vice president and treasurer, resigned his positions effective March 5, 2001, which resignation followed a leave of absence. The Company disagrees with Mr. Cray regarding the terms and circumstances of Mr. Cray’s departure and has received a Notice of Arbitration from Mr. Cray pursuant to his employment agreement. The Company is exploring avenues to resolve the matter with Mr. Cray, and believes that it has strong meritorious to  Mr. Cray's claims. We do not believe that any claims by Mr. Cray, even if successful, will have a material adverse effect upon the Company or its financial condition.

On March 26, 2001, the Company was served with a summons and complaint in an action, Tom Epperson, Freddie Wilson and Omega Shelters, Inc. v. North American DataCom, Inc. and North American Infotech, LLC, (U.S.D.C. Northern District of Mississippi, Case No. 1:02CV105-D-D). The Company has been granted an extension, until May 30, 2001, to answer, appear, move or otherwise respond to the lawsuit. The action relates to alleged  damages resulting from an agreement to build a prototype composite fiber shelter by Omega Shelters, which prototype was subject to the Company's receipt and acceptance. The agreement at issue also contains an arbitration provision. In the complaint  plaintiff's state that Omega Shelters' immediate predecessor, Yellow Creek Lodges, Inc., was forced into bankruptcy in the United States Bankruptcy Court for the Northern District of Mississippi. The Company believes that it has meritorious defenses to the action, disputes the allegations, and intends to  vigorously defend the lawsuit. While the action seeks damages of $2.2 million, we believe that the claim for damages is wholly without merit and that the Company will not be materially adversely effected by the outcome of the proceeding. Neither can we determine at the date of this Quarterly Report what impact the bankruptcy proceeding involving plaintiff corporation's predecessor will have on this action.

Item 2. Changes in Securities and Use of Proceeds

In July 2000, holders of stock options exercised the options and acquired 11,542 restricted shares of common stock at an aggregate exercise price of $10,000.

In July 2000, we awarded 1,000 restricted shares of common stock to three unaffiliated individuals as a non-cash prize in connection with a logo contest held for local area students.

In August 2000, holders of stock options exercised the options and acquired 115,423 restricted shares of common stock at an aggregate exercise price of $10,000.

In August 2000, we closed a private placement of 317,500 restricted shares of common stock for a total purchase price of $635,000 to a private investor. Costs for this placement was $59,997 which was satisfied by the issuance of 30,000 restricted shares of common stock.

In September 2000, we sold 500 shares of Series B Cumulative Convertible Preferred Stock to our president, director and principal shareholder for a purchase price of $1,000 per share. Each share of the Series B Cumulative Convertible Preferred Stock was initially convertible into 500 restricted shares of  common stock commencing July 1, 2001, and was entitled to an annual dividend of $60. Effective December 28, 2000 the conversion ratio was amended from 500 restricted shares of common stock to 2000 restricted shares.

In September 2000, the Company closed the private placement of 150,000 restricted shares of common stock for a total purchase price of approximately $442,125. The Company paid certain fees associated with this placement through the issuance of 3,000 restricted shares of restricted common stock and the payment of $13,700 in cash. The terms of the transaction provided that the Company file a registration statement under the Act with SEC for the resale of the 150,000 shares by October 5, 2000. Delays in filing the registration statement with the SEC after October 5, 2000 required the Company to make a payment in cash or common stock based upon the closing bid price of our shares on the OTC:BB as of the end of each fifteen day period. The Company filed a registration statement on Form S-1 and issued 22,225 restricted shares of common stock for said filing delays. The registration statement was declared effective on January 31, 2001, including the shares issued due to the delay in filing.

In December 2000, the Company sold 326 additional shares of Series B Cumulative Convertible Preferred Stock to the Company's president, director and principal shareholder for a purchase price of $1,000 per share.

In December 2000, holder of stock options exercised an option to purchase 15,000 restricted shares of common stock for an an aggregate exercise price of $1,305 pursuant to an amended option agreement dated December 2000.

In March 2001, the Company sold 378 additional shares of Series B Cumulative Convertible Preferred Stock to the Company's president, director and principal shareholder for a purchase price of $1,000 per share.

The sales and issuances of restricted securities in the transactions described above were deemed by the Company to be exempt from the registration requirements under the Act in reliance upon Section 4(2) of the Act, Regulation D promulgated thereunder, and, in the case of the issuance of common stock as a prize in a logo contest, on the basis that no "sale" as defined in the Act occurred.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
99.1	Safe Harbor Compliance Statement for Forward-Looking Statements
99.2	Registration Statement on Form Form S-1, file no. 333-51748, declared effective by the SEC on January 31, 2001, and incorporated by reference herein.

(b) Form 8-K.

During the quarter ended March 31, 2001, we did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American DataCom, Inc.

By: /s/ Robert R. Crawford
Robert R. Crawford, President and Chief Executive Officer
Dated: May 14, 2001
Iuka, MS

Exhibit 99.1

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Section 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. North American DataCom, Inc. (the "Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

"Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward- looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments.