Form 10-Q/A
period 2001-03-31
NORTH AMERICAN DATACOM INC
filed 2001-05-17
CIK 823387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
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

NORTH AMERICAN DATACOM, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of North American DataCom, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2001 and the results of its operations and cash flows for the three-and nine-month periods ended March 31, 2001 and 2000. The Company did not obtain a review of the interim financial statements prior to the filing of the Form 10-Q and this Form 10-Q/A. The Company has requested its independent public accounting firm to review the interim financial statement for the period ended March 31, 2001 that are included in this Quarterly Report. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of June 30, 2000 including notes thereto, included in the Company’s 1999 Annual Report on Form 10-K for fiscal year ended June 30, 2000.

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