Form 10-Q/A
period 2001-03-31
NORTH AMERICAN DATACOM INC
filed 2001-06-06
CIK 823387

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

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH AMERICAN DATACOM, INC.
Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and June 30, 2000

ASSETS	March 31, 2001	June 30, 2000
Current Assets
Cash and Cash Equivalents	$78,868	$20,948
Accounts Receivable, Net of Allowance of $2,400 for March 31, 2001
and June 30, 2000	134,916	37,848
Notes Receivable, Net of Long-term Maturities	-	2,920
Inventories	5,728	438
Employee Advances	2,555	102,555
Total Current Assets	222,067	164,709

Investments (Note 3)	-	90,000

Property and Equipment
Conduit and Optic Fiber	14,524,203	14,396,891
Computers and Equipment	727,233	717,416
Communications Equipment and Wireless Towers	626,169	371,688
Software	351,124	-
Other Equipment	65,215	77,278
Vehicle	34,201	-
Leasehold Improvements	15,960	15,880
Office Furniture	3,681	3,231
Total Property and Equipment	16,347,786	15,582,384
Less Accumulated Depreciation and Amortization	(87,287)	(35,945)
Net Property and Equipment	16,260,499	15,546,439

Advance to Affiliate (Note 5)	200,000	-
Other Assets (Note 6)	470,480	449,832

TOTAL ASSETS	$17,153,046	$16,250,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade Note Payable, Net of Unamortized Discount (Note 4)	$15,118,000	$15,152,173
Accounts Payable	1,104,249	24,034
Accrued Expenses and Other Liabilities (Note 8)	364,282	275,552
Convertible Notes Payable	33,541	-
Total Current Liabilities	16,620,072	15,451,759
Payable to Director	-	23,917
TOTAL LIABILITIES	$16,620,072	$15,475,676

Commitments and Contingencies	-	-

Stockholders' Equity
Convertible Preferred Stock, No Par Value; 400,000 Shares Authorized	-	-
Series B Convertible Preferred Stock, $.0001 Par Value;
6% Cumulative; 500,000 Shares Authorized; 1,504 and 300 Shares
Issued and Outstanding as of March 31, 2001 and June 30, 2000	1,503,641	300,000
Common Stock, $.0001 Par Value 150,000,000 Shares Authorized, 98,656,448 Shares Issued and Outstanding as March 31, 2001and 97,992,758 Shares Issued and Outstanding at June 30, 2000	9,865	9,798
Additional Paid-In Capital	3,880,963	2,667,567
Other Accumulated Comprehensive Income	(189,200)	(99,200)
Retained Earnings (Accumulated Deficit)	(4,672,295)	(2,102,861)

TOTAL STOCKHOLDERS' EQUITY	532,974	775,304

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,153,046	$16,250,980
See Accompanying Notes to Condensed Consolidated Financial Statements

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Operation
(Unaudited)
	For the Three Months Ended March 31, 2001	For the Three Months Ended March 31, 2000	For the Nine Months Ended March 31, 2001	For the Nine Months Ended March 31, 2000
Net Service Revenues	$201,999	$69,787	$358,372	$167,997
Cost of Services	60,434	22,420	156,660	29,742
Gross Profit	141,565	47,367	201,712	138,255
Expenses:
Selling, General and Administrative	731,719	326,568	2,245,673	1,009,792
Operating Loss	(590,154)	(279,201)	(2,043,961)	(871,537)
Other Income (Expense), Net	(176,410)	(70)	(525,473)	6,233
Loss Before Income Tax Expense (Benefit)	(766,564)	(279,271)	(2,569,434)	(865,304)
Income Tax Expense (Benefit)	-	-	-	-
Net Loss	$(766,564)	$(279,271)	$(2,569,434)	$(865,304)
Basic and Diluted Loss Per
Common Share (Note 1)	$(0.01)	$(0.003)	$(0.03)	$(0.02)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted (Note 1)	98,656,448	4,106,655	98,546,362	41,837,863
See Accompanying Notes to Condensed Consolidated Financial Statements

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31, 2001	For the Three Months Ended March 31, 2000	For the Nine Months Ended March 31, 2001	For the Nine Months Ended March 31, 2000
Net loss	$(766,565)	$(279,271)	$(2,569,434)	$(865,304)
Net change in unrealized loss
on investments (Note 3)	-	(41,650)	(90,000)	(41,650)
Comprehensive loss	$(766,565)	$(320,921)	$(2,659,434)	$(906,954)
See Accompanying Notes to Condensed Consolidated Financial Statements

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Changes in Stockholders Equity
(Unaudited)
							Net
	Series B Preferred		Common Stock		Additional		Unrealized
	Stock			Par	Paid-In	Accumulated	Loss on	Stockholders'
	Shares	Amount	Shares	Value	Capital	Deficit	Investments	Equity
Balance, June 30, 2000	300	$300,000	97,992,758	$9,798	$2,667,567	$(2,102,861)	$(99,200)	$775,304

Issuance of Series B preferred stock	500	500,000	-	-	-	-	-	500,000
Sale of common Stock	-	-	317,500	32	634,968	-	-	635,000
Sale of common Stock	-	-	150,000	15	442,110	-	-	442,125
Exercise of stock options to acquire
common stock	-	-	11,542	1	9,999	-	-	10,000
Exercise of stock options to acquire
common stock	-	-	115,423	12	9,988	-	-	10,000
Issuance of shares for services	-	-	1,000	-	2,000	-	-	2,000
Net unrealized loss from investments	-	-	-	-	-	-	(30,000)	(30,000)
Net loss for the period
ended September 30, 2000	-	-	-	-	-	(869,086)	-	(869,086)
Balance, September 30, 2000	800	$800,000	98,588,223	$9,858	$3,766,632	$(2,971,947)	$(129,200)	$1,475,343

Issuance of shares for services	-	-	20,225	2	44,188	-	-	44,190
Issuance of shares for financial services
rendered	-	-	30,000	3	59,997	-	-	60,000
Issuance of shares for financial services
rendered	-	-	3,000	1	8,842	-	-	8,843
Exercise of stock options to acquire
common stock	-	-	15,000	1	1,304	-	-	1,305
Issuance of Series B preferred stock	326	325,904	-	-	-	-	-	325,904
Net change in unrealized loss
from investments	-	-	-	-	-	-	(60,000)	(60,000)
Net loss for the period
ended December 31, 2000	-	-	-	-	-	(933,784)	-	(933,784)
Balance, December 31, 2000	1,126	$1,125,904	98,656,448	$9,865	$3,880,963	$(3,905,731)	$(189,200)	$921,801

Issuance of Series B preferred stock	378	$377,737	-	-	-	-	-	377,738
Net change in unrealized loss
from investments	-	-	-	-	-	-	-	-
Net loss for the period
ended March 31, 2001	-	-	-	-	-	(766,564)	-	(766,565)
Balance, March 31, 2001	1,504	$1,503,641	98,656,448	$9,865	$3,880,963	$(4,672,295)	$(189,200)	$532,974
See Accompanying Notes to Condensed Consolidated Financial Statements

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31, 2001	For the Nine Months ended March 31, 2000
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(2,569,434)	$(865,304)
Adjustment to reconcile net loss to net cash used in Operating Activities:
Depreciation and amortization (Note 4)	646,615	30,374
Changes in operating assets and liabilities, net of acquisitions::
(Increase) Decrease in accounts receivable	(97,068)	(16,001)
(Increase) Decrease in notes receivable	2,920	(129,105)
(Increase) Decrease in inventory	(5,290)	-
Increase (Decrease) in other assets and employee advances	60,851	(38,037)
Increase (Decrease) in accounts payable and accrued expenses	1,283,977	(146,448)
NET CASH USED IN OPERATING ACTIVITIES	(677,429)	(1,164,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(801,347)	(179,529)
Purchase of investments	-	(52,851)
Advance to affiliate (Note 5)	(200,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,001,347)	(232,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock (Note 7)	1,098,431	979,971
Payments on trade note payable	(575,000)	-
Proceeds from sale of preferred stock (Note 7)	1,203,641	-
Net borrowings under notes payable	(23,917)	(54,112)
Proceeds from issuance of convertible notes payable	33,541	81,915
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,736,696	1,007,774

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	57,920	(389,127)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,948	722,353
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,868	$333,226

Supplemental schedule of non-cash operating activities:
Issuance of common stock for payment of accounts payable	$115,032	$-
See Accompanying Notes to Condensed Consolidated Financial Statements

NORTH AMERICAN DATACOM, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of North American DataCom, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2001 and the results of its operations and its cash flows for the three-and nine-month periods ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of June 30, 2000 including notes thereto, included in the Company’s 1999 Annual Report on Form 10-K for fiscal year ended June 30, 2000.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following details the Company's actual common stock issuable under various agreements (in post-merger shares):

	March 31, 2001	March 31, 2000
Stock Options	14,104,216	15,116,301
Convertible Notes	47,208	1,903,130
Warrants	-	80,000
Convertible Preferred Stock	1,808,000	23,318,779
	15,959,424	40,418,210

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

At present, the Company operates two segments, Internet access, including paging, and remote data and storage to consumers and small businesses. However, due to limited operations of the two segments, the Company has not presented segment final information as the Company's management does not separately evaluate each segment on a stand alone basis. In future periods, the Company will present such information when meaningful.

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

March 31, 2001	Cost Basis	Gross Unrealized Gains (Losses)	Estimated Fair Value
New York Regional Rail Corporation
Stock Options	$250,000	$(250,000)	$0

June 30, 2000
New York Regional Rail Corporation
Stock Options	$250,000	$(160,000)	$90,000

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

7. STOCKHOLDERS' EQUITY:

In May 2000, the Board authorized 500,000 shares of Series B Convertible Preferred Stock, par value $.0001, having a 6% cumulative dividend. In June 2000, the Company authorized the sale of up to 5,000 shares of its Series B Convertible Preferred Stock for $1,000 per share to a principal shareholder. Each share of the Series B Convertible Preferred Stock is convertible into 500 shares of Rule 144 restricted common stock of the Company. The $60 cumulative annual dividend for each share of the Series B Convertible Preferred Stock is payable in July annually and if not paid the dividend is accumulating. The Series B Convertible Preferred Stock is senior to and has a right upon liquidation to be redeemed before any distribution to any common shareholders. If dividends payable on the Series B Convertible Preferred Stock are not current the holders of our Series B Convertible Preferred Stock will have 500 votes per each share of Series B  Convertible Preferred Stock held. There are no redemption rights applicable to the issued and outstanding Series B Convertible Preferred Stock. In September 2000, the Company sold 500 shares of Series B Convertible Preferred Stock to a principal shareholder for $500,000. During December 2000, the Company sold 326 shares of Series B Convertible Preferred Stock to a principal shareholder for $325,904. In March 2001, the Company sold 378 shares of Series B Convertible Preferred Stock to a principal shareholder for $377,738. The conversion ratio was amended by action of the Board of Directors from 500 shares of restricted common stock for each share of Series B Convertible Preferred Stock that was issued after September 30, 2000 to 2000 restricted shares of common stock,  to reflect recent changes in the price of our shares of common stock on the OTC:BB. The conversion ratio was adjusted on December 28, 2000.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2001, the Company has negative working capital with obligations totaling $16,620,072 due within one year, of which approximately $15 million is related to equipment purchased from Qwest (See Note 4 above). The Company is currently renegotiating with Qwest for modifications of the payment terms under the bill of sale. In addition, losses totaling $4,672,295 have been generated since inception. The Company has an arrearage of certain federal tax liabilities of approximately $300,000, including payroll liabilities. The continuing losses and the amount of current liabilities raise substantial doubt about the Company's ability to continue on as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to raise additional capital, and attaining and maintaining profitable operations, of which there can be no  assurance. The Company has identified potential sources of capital and potential joint venture and/or strategic partners and believes that the Company will be able to secure the necessary capital at satisfactory terms and conditions to continue its business plan.

9. LITIGATION

David Cray, the Company's former vice president and treasurer, resigned his positions effective March 5, 2001, which resignation followed a leave of absence. The Company disagrees with Mr. Cray regarding the terms and circumstances of Mr. Cray’s departure and has received a Notice of Arbitration from Mr. Cray pursuant to his employment agreement. The Company is exploring avenues to resolve the matter with Mr. Cray, and believes that it has strong meritorious defenses to  Mr. Cray's claims. We do not believe that any claims by Mr. Cray, even if successful, will have a material adverse effect upon the Company or its financial condition.

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

Our current net service revenues consist primarily of monthly fees from customers subscribing to our Internet access services and our digital and alphanumeric paging services. Net service revenues increased to $358,372 in the nine-month period ended March 31, 2001 from $167,997 for the nine month period ended March 31, 2000, an increase of approximately 113%. This increase was primarily due to the fact that our  paging service revenues during the nine-month period ended March 31, 2001 was from nine months of operations while we were only in operation for four months at March 31, 2000. In addition, we increased our customer base for our Internet access service to approximately 1500 customers at March 31, 2001  compared with approximately 1000 customers at March 31, 2000 or an increase of 50%. During the period ended March 31, 2001, we received $43,534 from the sale of one conduit and $62,884 under an initial agreement for our EDS service.

Our cost of providing our Internet and paging services consist primarily of paging airtime, postage and delivery expenses and allocated overhead costs. Cost of services increased to $157,160 for the nine-month period ended March 31, 2001 from $29,742 for the nine-month period of the prior fiscal year. This increase in cost of services was primarily due to an increase in customers, net services provided, increasing cost concerning telecommunications services generally, and costs directly related to the sale of one conduit. Cost of service, as a percent of net service revenue, increased from 17.7% for the nine-month period ended March 31, 2000 to 43.8% for the same period during our 2001 fiscal year. As a result, gross profit for the nine- month period ended March 31, 2001 was $201,212 as compared with $138,255 for the nine-month period ended March 31, 2000.

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

For the Three-Month Period Ended March 31, 2001 Compared to the Three-Month Period Ended March 31, 2000

For the three-month period ended March 31, 2001, we had net service revenues of $201,999 compared to $69,787 for the comparable period of the prior year. This represents an increase of $132,212 or 189%. Our cost of services was $60,434 during the three-month period ended March 31, 2001 compared to $22,420 for the three-month period ended March 31, 2000. Our gross profit margins were 70% and 68%, respectively, which is an insignificant change.

We incurred selling, general and administrative expenses of $731,720 during the three-month period ended March 31, 2001 compared to $326,568 for the same period of the prior year. This increase was primarily due to increased number of employees and costs associated with our business expansion. Our operating loss increased from $279,201 during the three-month period ended March 31, 2000 to $590,155 for the three-month period ended March 31, 2001 or an increase of 110%.

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

We had current liabilities of $16,620,072 at March 31, 2001 compared to $15,451,759 at June 30, 2000. The principal component of our current liabilities is a liability due under a bill of sale from Qwest, the terms of which we are currently renegotiating. At March 31, 2001 we had accounts payable of $1,104,249 compared to $24,034 at June 30, 2000. This increase is primarily due to delays in completing equity financing due to current capital market conditions. At March 31, 2001 we had accrued expenses and other liabilities of $364,282 compared to $275,552 at June 30, 2000. Our accrued expenses and other liabilities at March 31, 2001 includes approximately $300,000 in certain federal tax liabilities. Reference is made to Note 8 to the Notes to Condensed Consolidated Financial Statements.

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

Our continuing capital requirements are substantial and we have no firm commitments at present to fund these needs. As reflected in our financial statements for our fiscal year ended June 30, 2000 which were filed with our Annual Report on Form 10-K, the accountant's opinion included a going-concern qualification. Reference is made to Note 8, Liquidity, to our Notes to Condensed Consolidated Financial Statements and the disclosure that as of March 31, 2001 we had negative working capital with current liabilities of $16,620,072. In addition, we have sustained start-up losses of $4,672,295 since inception. The inability of the Company to secure additional financing at terms acceptable to us shall have a material adverse effect on whether we can continue as a going-concern and be successful in implementing our proposed business plan.

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
Dated: June 6, 2001
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