Form 10-K
period 2001-06-30
NORTH AMERICAN DATACOM INC
filed 2001-10-16
CIK 823387

Margins L: 0.5", R: 0.5", T: 0.5", B: 0.5"
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 33-17679

NORTH AMERICAN DATACOM, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	84-1067694
(State or Other Jurisdiction of Incorporation or Organization	(IRS Employer Identification Number)

751 County Road 989, Building 1000, Iuka, MS	38852
(Address of Principal Executive Offices)	(Zip Code)

(662)-424-5050
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Act:
NONE
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, PAR VALUE $.0001
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Issuer’s revenues for its most recent fiscal year: $475,426

At October 12, 2001, there were 100,547,074 shares of the issuer's Common Stock issued and outstanding.  As of October 12, 2001, the aggregate market value of the registrant's voting common equity held by non-affiliates computed by reference to the average bid and asked price as of October 12, 2001, was $5,571,132.  (*)

DOCUMENTS INCORPORATED BY REFERENCE:

There are documents incorporated by reference in this Annual report on Form 10-K including certain previously filed exhibits identified in Part III, Item 13. Reference is made to Annual and Quarterly Reports on Form 10-K and 10-Q, which the Issuer has filed before this Form 10-K under the Exchange Act. (*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

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

In September 2000, the Company retained Cap Gemini Ernst & Young to revise the Company's existing Business Plan and Business Model, which were completed in December 2000. The 5-year Plan calls for a $725 million capital investment for seven EDS Centers and the 3,000-route-mile Fiber optic network. In February 2001, the Company announced its Interim Business Plan focusing on a 550 mile segment, identified as Segment 1, from Atlanta to Memphis, plus three EDS Centers.  This announcement disclosed an 18-month planned capital investment of approximately $75 million. In November 2000, the Company announced revisions to its original Business Plan. This Plan had been formulated with the assistance of Cap Gemini/Ernst & Young, and called for the construction of a 3,000-mile fiber optic network throughout the Southeast United States. Under the revised Plan, the Company will divide its proposed fiber optic network construction into six discreet segments.

The Company is engaged, or plans to engage, in the following lines of business:

Enterprise Data Storage and Computing Facility

Fiber Optic and Broadband Wireless Network

Internet Access Service Provider

Digital and Alpha Paging Services

Telecommunications Consulting Projects

Enterprise Data Storage. The Company is in the process of furnishing and equipping a facility in Iuka, Mississippi to position the Company to provide secure enterprise data storage and Internet access services for corporate, government and other users. In January 1999 the Company entered into a lease agreement for use of the facility that was originally constructed for the National Aeronautics and Space Administration ("NASA") in 1994 to support the advanced solid rocket motor project. When completed the facility originally housed a fully functional $20 million computer and network operations center and provided information processing and on-line data storage with a high level of security. Budget cuts for the space shuttle caused the closure of this facility in 1996. The Company believes that this facility, with its existing infrastructure and security features, is ideally suited for providing secure enterprise data storage and access services. In November 2000, the Company was awarded a $300,000 research contract to demonstrate commercial applications of statewide remote sensing data. The Company will work with PixSell Inc., a Mississippi information technology company, and The University of Mississippi's Department of Computer and Information Science. Under the six-month contract, which was completed in September 2001, the Company will expand and enhance the existing "Mississippi View" data management system. The View System was developed by PixSell to provide greater access to Mississippi statewide remote sensing satellite and imagery. The enhanced archived View System makes it a Real Time asset for education, state agencies, and MSCI commercial users. MSCI is a partnership between the National Aeronautics and Space Administration (NASA), The University of Mississippi, and high technology businesses. NASA and The State of Mississippi fund MSCI projects. The mission of MSCI is to develop a remote sensing industry in Mississippi by commercializing the technologies developed by NASA at the Stennis Space Center in Hancock County, MS.

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

In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida. Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications. The agreement with Qwest calls for payments of approximately $15 million over the course of the agreement, all of which is currently past due by the Company. Qwest has declared a default, but has not initiated arbitration or other proceedings to recover the conduit. In August 2000, the Company entered into an agreement with a third-party contractor to lay fiber conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The Company made no payments under the agreement, and the agreement has been terminated by the third-party contractor, although the Company continues negotiations with the third-party contractor to revive the agreement. The Company has installed 24 miles of conduit, of which approximately 8 miles was sold to Bell South, providing access to the Company’s enterprise data center in Iuka, Mississippi.

Internet Access Service Provider. As of June 30, 2001, the Company provided Internet access services to 1,473 customers in Mississippi, Tennessee and Alabama. Internet services provided by the Company include basic dial-up access to the Internet through standard computer modems, high-speed Internet access and the design and hosting of websites for customers, which was acquired in April 1999. As the Company's fiber optic and broadband wireless network expands, the Company will attempt to market its Internet access provider services to businesses and retail customers along the route of the network.

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

Industry Background

Internet usage is growing rapidly, and businesses are increasingly embracing the Internet as a venue to sell their products and services. Many Internet operations are critical to the businesses and customers using the operations. In order to provide the quality, reliability, availability and redundancy of these critical operations, corporate information technology teams must make significant capital investments in facilities, personnel, equipment and networks, which must be maintained and upgraded on a continuous basis. This investment is an inefficient use of resources, and has created the opportunity for businesses like the Company to offer server hosting, Internet connectivity, remote enterprise data storage and managed and professional telecommunications services to third parties to enable reliable, high performance for critical Internet operations.

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

Products and Services

Enterprise Data Storage. The Company proposes to become a Tier IV data center supporting secure enterprise data hosting and storage services. The Company leases a state-of-the-art facility in Iuka, Mississippi that was originally designed and constructed to house the computer engineering and programming center for the NASA advanced solid rocket motor project. The Company believes that this facility is uniquely designed to provide the physical environment necessary for a Tier IV data center with relatively minimal additional expenditure. If completed, this data center will enable the Company to offer enterprise storage operations, Internet hosting co-location, web-based data storage and general real-time data backup running 24-hours-a-day, 7-days-a-week. The facility is custom designed with raised floors, HVAC temperature control systems with separate cooling zones and full electric power redundancy. The Company intends to continue to develop and upgrade its current data center in Iuka, Mississippi to support up to 65,000 square feet of raised floor data center services.

The Company's facility contains a full range of security features. These include 24-hour-a-day secured access with security breach alarms, cipher lock systems and security guards on premises. The facility is housed in a government constructed, nearly tornado-proof building using full redundant primary power from two sources with multiple backup power generators. The facility currently has a 1,000 square foot, temperature controlled telecommunications room adjacent to a 3,200 square foot raised floor, temperature controlled computer room complete with security, UPS power backup and emergency diesel generator backup. The complex has a 50 mega-watt redundant power source provided by a TVA power station for current and additional power requirements that should meet all of the Company's power requirements.

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

In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida. Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications. The agreement with Qwest calls for payments of approximately $15 million over the course of the agreement, all of which is currently past due by the Company. Qwest has declared a default, but has not initiated arbitration or other proceedings to recover the conduit. In August 2000, the Company entered into an agreement with a third-party contractor to lay fiber conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The Company made no payments under the agreement, and the agreement has been terminated by the third-party contractor, although the Company continues negotiations with the third-party contractor to revive the agreement. The Company has installed 24 miles of conduit, of which approximately 8 miles was sold to Bell South, providing access to the Company’s enterprise data center in Iuka, Mississippi.

While the Company is building its fiber network, the Company has installed a communications tower to provide wireless connectivity, initially at 155 MBPS, from the Company's facility in Iuka, Mississippi into the nationwide Internet and telecommunications system through Atlanta and Memphis. This provides the Company with an interim capability to test market its enterprise data storage services, web-hosting services, and competitive local exchange carrier (CLEC) and interstate exchange carrier (IXC) telephone services to select markets. In March 2001, the Company provided video streaming to a local broadcasting company by using this wireless connectivity. This generated $1,500 in revenue for the fiscal year ending June 30, 2001.

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

Telecommunications Consulting Projects. The Company anticipates providing telecommunications consulting services to governments, agencies, institutions and business customers. In August 2000, the Company became a member of the Smart Solutions Group. This group has proposed a complete state-of-the-art healthcare information system for the country of Turkey. Smart Solutions Group includes U.S. corporations such as EMC, Cisco, Oracle, Sun Microsystems and Hewlett-Packard. The Smart Solutions Group has previously provided consultation services in connection with security and healthcare plans in Belgium, Germany, Slovenia and Singapore. The Company believes that its experience in creating its fiber optic network in the southeastern United States will make it uniquely qualified to consult and advise on construction on a similar system in Turkey. As of October 11, 2001, no formal agreements have been reached for consulting or other services with Turkey.

In August 2001, the Company reached an agreement with Infusion Software Group, LLC (Infusion) to form Global PTX, LLC, a joint venture with 50% ownership by the Company. The Company and Infusion have established an Application Service Provider business to design, develop and implement data warehousing and data mining applications. Global PTX will establish Private Trade Exchanges focusing on providing customers with an "end-to-end" solution for their business strategies. Initial development activities will be designed to target the Manufacturing and Retail Business Industry Sectors, specifically focused on vendor/customer supply chain management. Infusion is a specialized software and marketing service provider to enterprises thought the US. The capital requirements for the Global PTX are included in the earlier announced capital planning. This is part of the EDS Center investment of Segment 1 of the bandwidth network and is contained in the Company's overall capital plan.

Sales and Marketing

The Company has formed a sales and marketing group with its initial focus on wholesale fiber optic and broadband services. The direct sales group plans on forming strategic partnerships with other businesses offering complementary services to target market sectors for fiber, bandwidth and data storage. The Company also plans to explore alternative sales and marketing channels focusing on the inter-exchange carriers, competitive local exchange carriers, Internet service providers and data centers. Additional target markets include dotcom companies, service providers and businesses, which support small, medium and larger operations that are computing sensitive. The Company retains a government lobbying firm in Washington, D.C. to advise it on government contracting opportunities.

Fiber Optic and Broadband Wireless Network. When the Company's fiber optics network is complete the Company expects to market its services by focusing on Tier 2 communities along the route of the network. This will include interconnecting with providers in Atlanta, Chattanooga and Memphis.

Enterprise Data Storage. When the Company's data hosting and storage facilities are complete and operational, the Company expects to market its services primarily to governments, agencies, educational institutions, medical institutions and larger businesses. The Company's sales and marketing staff will focus on marketing its data center for dedicated Web hosting and complex custom hosting and professional services. In addition, the Company intends to offer general co-location and shared Web servers for customers that need multiple service offerings. The Company will further focus on developing strategic partnerships to offer multiple service offerings, including multiple service site support and dual data center redundancy. It is expected that the services will exploit the Company's network infrastructure for data availability, data protection, scalability and performance for the medical, financial, government and corporate arenas.

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

Some of the Company's competitors may be able to provide customers with additional benefits in connection with the Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to the Company's. The Company may not be able to offset the effects of any price reductions. In addition, the Company believes that its market is likely to encounter consolidation in the future, which could result in increased price and other competition.

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

Employees

As of June 30, 2001, the Company had 23 full-time and 4 part-time employees. None of the Company's employees is represented by a labor union and the Company believes that its employee relations are good. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. The competition for personnel are intense, and there can be no assurance that the Company will be able to identify, attract and retain personnel in the future.

Item 2. PROPERTIES

In March 2001, the Company agreed to a new 20-year lease with the State of Mississippi for its main facilities in Iuka, Mississippi. This lease provides the Company with 25,000 square feet of office and equipment space at the former National Aeronautics and Space Administration facility. The State, acting through the Mississippi Development Authority (MDA), has also granted NAD a 10-year right of first refusal to lease an additional 75,000 square feet at the Iuka facility, to accommodate NAD's expansive business plan. The facility was completed for NASA in 1994 to provide computer engineering and programming for the advanced solid rocket motor project. Budget cuts for the space shuttle caused closure of this facility in 1996. The Company believes that this facility, with its existing infrastructure and security features, is ideally suited for the Company’s present and proposed business operations.

The Company also leases approximately 3,000 square feet of office space in Denver, Colorado at an annual rent of approximately $36,000, which is used primarily for sales and marketing purposes.

Item 3. LEGAL PROCEEDINGS

David Cray, former Vice President and Corporate Treasurer, departed the Company effective March 5, 2001, upon his return from a leave of absence. Mr. Cray and the Company disagree about the terms and circumstances of Mr. Cray’s departure, and will attempt to reach an agreement, and, if necessary, resolve the matter through the arbitration process.

On March 26, 2001, the Company was served with a summons and complaint entitled Tom Epperson, Freddie Wilson and Omega Shelters, Inc. v. North American DataCom, Inc. and North American Infotech, LLC, (U.S.D.C. Northern District of Mississippi, Case No. 1:02CV105-D-D). The action relates to alleged damages resulting from an agreement to build a prototype composite fiber shelter by Omega Shelters, which prototype was subject to the Company’s receipt and acceptance. The agreement at issue also contains an arbitration provision. In the complaint plaintiff’s state that Omega Shelters’ immediate predecessor, Yellow Creek Lodges, Inc., was forced into bankruptcy in the United States Bankruptcy Court for the Northern District of Mississippi. While the dismissed action sought damages of $2.2 million, the Company believes that the claim for damages is wholly without merit and that the Company will not be materially adversely effected by the outcome of any future proceedings, if filed. By decision of the Court dated June 28, 2001, the matter was dismissed without prejudice for lack of subject matter jurisdiction.

On June 13, 2001, the Company was served with a summons and complaint in the matter known as OptiCom v. North American DataCom, Inc., (County Court of Tishomingo, State of Mississippi, Cause No. CV01-0077(G)T). Plaintiff OptiCom has alleged that the Company has failed to pay $28,000 for optical conduit provided for the last mile access along the Tishomingo Railroad. The Company is defending the lawsuit and has engaged OptiCom in settlement negotiations.

The Company does not believe the ultimate outcome of the aforementioned matters will have a significant impact on the Company’s financial position, results of operations or liquidity.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No shareholders meetings were held during the Company's fiscal year 2001.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the over-the-counter electronic bulletin board under the symbol "NADA". The market for the Company's common stock has often been sporadic, volatile and limited.

The following table shows the high and low bid prices for the Company's common stock as reported by NASDAQ during the past two years. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions and may not represent actual transactions. The following per share prices for 1999 reflect the post-merger capitalization (see Note 2 to the consolidated financial statements).

Fiscal Quarter Ended	High Bid	Low Bid
September 30, 1998	$0.23	$0.05
December 31, 1998	$0.15	$0.03
March 31, 1999	$0.12	$0.06
June 30, 1999	$0.10	$0.05

September 30, 1999	$0.10	$0.05
December 31, 1999	$1.69	$0.05
March 31, 2000	$9.13	$0.95
June 30, 2000	$7.06	$2.75

September 30, 2000	$6.94	$2.00
December 31, 2000	$4.13	$0.72
March 31, 2001	$1.44	$0.41
June 30, 2001	$0.63	$0.16

On October 12, 2001, there were approximately 523 registered holders of record of the Company's common stock.

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

During the last three fiscal years, the Company issued the following equity securities in transactions that were not registered under the Securities Act of 1933, as amended:

In June 1999 the Company authorized the exchange of $512,120 of Notes and debt for 51,212 shares of Series A Convertible Preferred stock. These 51,212 shares outstanding as of June 30, 1999 were converted into 2,020,296 shares of the Company's pre-merger common stock and subsequently exchanged for 23,319,933 shares of post-merger restricted common stock as part of its reverse merger with PRCI in December 1999. In March 2000, options attached to the Notes were exercised and payment of $342,244 was received for 11,620,964 of post-merger common shares. In addition, $2,145 of debt was converted to 39,002 shares of common stock. There are no Series A preferred shares outstanding as of June 30, 2001.

As discussed in Notes 2 and 3 of the consolidated financial statements, the Company completed a reverse acquisition of PRCI in a transaction accounted for in a manner similar to a recapitalization. Shareholders of the Company received approximately 11.54 shares of PRCI common stock for each share of common stock they held in the Company at the date of merger.

In April 1999, the Company issued 50,000 shares of pre-merger common stock for the acquisition of Freedom 2000 and 1,731,339 shares of post-merger common shares for the acquisition of Action Communications, Inc. (See Note 3 to the consolidated financial statements)

In November 1998, and January 1999, the Company entered into employment agreements with five initial employees to issue 450,000 restricted pre merger common shares, based on a vesting formula, in exchange for $112,500. (See Note 9 to the consolidated financial statements)

In February 1999, the Company exchanged 10,000 shares of its pre merger common stock for services rendered, aggregating $10,000.

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

In February 2000, a $10,000 convertible note of PRCI was converted into 170,000 shares of common stock.

In May 2000, the Company exchanged 111,320 pre merger (1,284,883 post merger shares) shares of common stock for $173,830 of services provided to the Company by James White in the period January 1999 to March 2000. The Board approved this exchange in November 1999.

In May 2000, the Board authorized 500,000 shares of Series B Senior Preferred Stock. In June 2000 the Company authorized the sale of up to 5,000 shares of Series B convertible preferred stock for $1,000 per share to a principal shareholder. Each share is convertible into 500 shares of Rule 144 restricted common stock of the Company. Each share carries a $60 dividend payable in July annually with these dividends accumulating if not paid and has a right upon liquidation to be redeemed before any common shareholders. If dividends are not current the holders will have 500 voting rights for each share held. There are no redemption rights for retiring this issue. As of June 30, 2001, 1,756 shares have been purchased.

In July 2000, $10,000 of stock options were exercised for 11,542 shares of common stock.

In July 2000, the Company awarded 1,000 shares of its common stock to three individuals for non-cash prize from a logo contest held for local-area students.

In August 2000, $10,000 of stock options were exercised for 115,423 shares of common stock.

In August 2000, the Company sold 317,500 shares of common stock for a total purchase price of $635,000 to a private investor. In October 2000, the company issued 30,000 shares of common stock for costs and services totaling $60,000 to the investor pursuant to the agreement.

In September 2000, the Company sold 500 shares of Series B Convertible Preferred Stock to a principal shareholder for $500,000. During December 2000, the Company sold 326 shares of Series B Convertible Preferred Stock to a principal shareholder for $325,904. In March 2001, the Company sold 378 shares of Series B Convertible Preferred Stock to a principal shareholder for $377,738. In June 2001, the Company sold 252 shares of Series B Convertible Preferred Stock to a principal shareholder for $251,850.

The conversion ratio was amended by action of the Board of Directors from 500 shares of restricted common stock for each share of Series B Convertible Preferred Stock that was issued after September 30, 2000 to 2000 restricted shares of common stock, to reflect recent changes in the price of our shares of common stock on the OTC:BB. The Board of Directors approved that the conversion right of these shares would vary depending on 70 percent of the average price of the common stock for the 5 trading days prior to the end of each quarter beginning April 1, 2001 for future preferred stock issuances. The conversion ratio for the third quarter 2001 issuances was 2,200 shares of restricted common stock for each share of Series B Convertible Preferred Stock that was issued. The conversion ratio for the fourth quarter 2001 issuances was 6,000 shares of restricted common stock for each share of Series B Convertible Preferred Stock that was issued.

In September 2000, the Company closed the private placement of 150,000 shares of common stock for a total purchase price of approximately $442,125. The Company agreed to pay certain fees associated with the placement through the issuance of an additional 3,000 shares of common stock and the payment of $13,700 in cash. The agreement provided that the Company shall file a registration statement with the SEC for the resale of the 150,000 shares by October 5, 2000. For each fifteen day period following this deadline in which the registration statement is not filed with the SEC, the Company was required to make a payment to the private investor equal to an amount payable in cash or common stock based upon the closing OTC bid price of the shares of the Company's common stock as of the end of each fifteen day period. The Company has since filed a registration statement for the resale of such shares, and paid additional shares of common stock to such private investors pursuant to the agreement. The registration was effective on January 31, 2001. In October, November, and December 2000, the Company issued 20,225 total shares of common stock valued at $44,190 as payment in full pursuant to the terms of an agreement previously entered into by the Company and such investors.

In December 2000, $1,305 of stock options were exercised for 15,000 shares of common stock.

In March 2001, the Company issued 115,423 shares of common stock totaling $64,925 to an employee for services rendered.

In March 2001, the Company issued 11,542 shares of common stock totaling $6,494 to a shareholder pursuant to the terms of a common stock option purchase agreement.

In April 2001, the Company issued 60,000 shares of common stock for services rendered totaling $26,400.

In June 2001, the Company issued 200,000 shares of common stock for consulting services totaling $50,000.

In June 2001, the Company issued 142,976 shares of common stock totaling $28,596 to former employees for services rendered to the Company.

In June 2001, the Company issued 100,000 shares of common stock for financial services rendered totaling $20,000.

In June 2001, the Company issued 837,500 shares of common stock $167,500 to officers of the Company for services rendered.

In June 2001, $1,305 of stock options were exercised for 15,000 shares of common stock.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data set forth below as of and for each of the three fiscal years since the Company's inception in September 1998 have been derived from the Company's audited consolidated financial statements, which have been audited by BDO Seidman, LLP, independent Certified Public Accountants. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes thereto included elsewhere in this report.

	Fiscal Year Ended June 30, 2001	Fiscal Year Ended June 30, 2000	For the period from inception (September 1, 1998) through June 30, 1999
INCOME STATEMENT DATA:
Net Services Revenues	$ 475,426	$ 269,649	$ 19,539
Cost of Services	225,919	117,924	24,667
Gross Profit (Loss)	249,507	151,725	(5,128)
Selling, General and Administrative Expenses	3,293,230	1,744,701	477,612
Operating Loss	(3,043,723)	(1,592,976)	(482,740)
Other Income (Expense), Net	(525,378)	(214,710)	184,650
Loss before income tax expenses (benefit)	(3,569,101)	(1,807,686)	(298,090)
Income tax expense (benefit)	-	-	(990)
Net Loss	(3,569,101)	(1,807,686)	(297,100)
Net Loss Attributable to Common Shareholders	(3,964,677)	(1,807,686)	(297,100)
Basic and Diluted Loss per Common Share	$ (0.04)	$ (0.03)	$ (0.01)
Weighted Average Number of Common Shares
Outstanding	98,762,495	71,725,566	33,193,595
		As of June 30,
BALANCE SHEET DATA:	2001	2000	1999
Working Capital	$ (16,840,905)	$ (15,283,712)	$ 622,031
Total Assets	17,003,440	16,250,980	1,283,172
Long-Term Debt	25,662	23,917	9,079
Shareholders' Equity	33,626	775,304	1,055,771

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

In September 2000, the Company retained Cap Gemini Ernst & Young to revise the Company's existing Business Plan and Business Model, which were completed in December 2000. The 5-year Plan calls for a $725 million capital investment for seven EDS Centers and the 3,000-route-mile Fiber optic network. In February 2001, the Company announced its Interim Business Plan focusing on a 550 mile segment, identified as Segment 1, from Atlanta to Memphis, plus three EDS Centers.  This announcement disclosed a 18 month planned capital investment of approximately $75 million. In November 2000, the Company announced revisions to its original Business Plan. This Plan had been formulated with the assistance of Cap Gemini/Ernst & Young, and called for the construction of a 3,000-mile fiber optic network throughout the Southeast United States. Under the revised Plan, the Company will divide its proposed fiber optic network construction into six discreet segments.

Results of Operations:

For the Year Ended June 30, 2001 Compared to the Year Ended June 30, 2000

The Company's historical net service revenues consist primarily of monthly fees from customers subscribing to the Company's Internet service provider services or the Company's digital and alphanumeric paging services. Net service revenues increased to $475,426 in fiscal 2001 from $269,649 in fiscal 2000, an increase of approximately 76%. This growth in net service revenues was primarily the result of an increase in customer base. The Company provided Internet access service to 1,473 customers at June 30, 2001, as compared with 1,131 customers at June 30, 2000. Additionally, the Company recognized revenues totaling $79,034 from the PixSell agreement in fiscal 2001, and $43,534 from the sale of conduit to Bell South as previously discussed in fiscal 2001.

The Company's cost of services consist primarily of paging airtime, postage and delivery expenses and allocated overhead costs. Cost of services increased to $225,919 in fiscal 2001 from $117,924 in fiscal 2000, an increase of approximately 92%. This increase in cost of services was primarily related to the increase in net services provided. Cost of service, as a percent of net service revenue, increased from 43.7% in fiscal 2000 to 47.5% in fiscal 2001. As a result, gross profit in fiscal 2001 was $249,507, as compared with $151,725 in fiscal 2000.

The Company incurred selling, general and administrative expenses of $3,292,230 in fiscal 2001 compared with $1,744,701 in fiscal 2000, an increase of approximately 89%. These expenses consisted primarily of telephone expenses, insurance expenses, payroll expenses, legal and professional services and rent expense, as well as non-cash stock compensation. With the exception of two items, totaling approximately $1.2 million, the expense increases are directly attributable to increased revenue. The Company incurred approximately $861,000 of general and administrative expense in fiscal 2001 in order to pursue its broadband telecommunications network and enterprise data center business plans compared to $195,000 in fiscal 2000. The Company incurred expenses associated with the filing of SEC documents of $354,500 in fiscal 2001 compared with only $8,513 in fiscal 2000.

The Company incurred $525,378 in other expense in fiscal 2001 as compared with $214,710 in fiscal 2000. Other expense was primarily imputed interest of $540,827 recorded in fiscal 2001 relating to a contract to acquire rights-of-way and fiber conduit, which provided for payments over a period of months without stated interest.

For the Year Ended June 30, 2000 Compared to the Period Ended June 30, 1999

The Company's historical net service revenues consist primarily of monthly fees from customers subscribing to the Company's Internet service provider services or the Company's digital and alphanumeric paging services. Net service revenues increased to $269,649 in fiscal 2000 from $19,539 in fiscal 1999, an increase of approximately 1,280%. This growth in net service revenues was primarily the result of having a full year of operations for the internet service provider in fiscal 2000, as compared with only three month's of operations in fiscal 1999 and having seven months of operations generating approximately $93,000 of revenues for the paging services in fiscal 2000, as compared with no operations in fiscal 1999. In addition, the Company provided Internet access service to 1,131 customers at June 30, 2000 as compared with only about 250 customers at June 30, 1999.

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

The Company incurred approximately $214,710 in other expense in fiscal 2000 as compared with $184,650 of other income in fiscal 1999. Other income (expense) was primarily associated with the sale of 500,000 shares of New York Regional Rail Corporation stock, investment income, interest expense and various miscellaneous expenses in fiscal year 1999.. Imputed interest of approximately $180,282 was recorded in fiscal 2000 relating to a contract to acquire rights-of-way and fiber conduit which provided for payments over a period of months without stated interest.

Liquidity:

The Company's primary liquidity and capital needs consist of funding cash flow losses from operations, constructing and equipping the Company's enterprise data center and constructing the Company's fiber optic and broadband wireless telecommunications network. In fiscal 2001, the Company used $1,180,201 of net cash in operations compared to $1,183,421 and $429,698 in fiscal 2000 and 1999, respectively. In fiscal 2001, $616,045 was used by investing activities, of which $416,045 was used for the purchase of property and equipment, compared to $236,906 provided by investing activities, of which $463,094 was used for the purchase of property and equipment, in fiscal 2000 and to $142,399 used by investing activities, of which only $142,399 was used for the purchase of property and equipment, in fiscal 1999. In fiscal 2001, $1,793,782 in funds were provided from financing activities, principally consisting of proceeds from issuance of equity securities of $2.367 million offset by $575,000 in debt retirement, compared to only $954,110 and $585,450 in fiscal 2000 and 1999, respectively.

The Company's liquidity and capital needs are substantial and the Company is attempting to fund those needs. As reflected in the accompanying financial statements for fiscal 2001, the accountant's opinion includes a going concern qualification. As stated in note 14 to the financial statements, as of June 30, 2001, the Company has negative working capital with obligations totaling $16,944,152 due within one year compared to $15,451,759 at June 30, 2000. The increase is attributable to a $1.5 million net increase in trade payables. The Qwest obligation, discussed earlier under "Fiber Optic and Broadband Wireless Network", accounts for $15 million of this amount. The Company has an arrearage of certain federal tax liabilities of approximately $500,000, including payroll liabilities. In addition, the Company has sustained losses totaling $5,727,912 during the last two years. The inability of the Company to secure additional capital and financing and the inability of the Company to attain and maintain profitable operations would have a material adverse effect on whether the Company would be successful in implementing its proposed business plan and continue as a going concern.

Management expects that the Company will require approximately $18,000,000 in capital over the next twelve months to fund the following anticipated needs. Estimated expenditures include, but are not limited to, approximately $5,000,000 to acquire network rights-of-way, installation of conduit and fiber optic cable, and $8,000,000 for Tier IV enterprise data center infrastructure upgrade and improvements and $5,000,000 for working capital requirements. Actual costs may vary from management's current expectations. These are included in the $725 million  five year capital plan discussed herein.

In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida. Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications. The agreement with Qwest calls for payments of approximately $15 million over the course of the agreement, all of which is currently past due by the Company. Qwest has declared a default, but has not initiated arbitration or other proceedings to recover the conduit. In August 2000, the Company entered into an agreement with a third-party contractor to lay fiber conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The Company made no payments under the agreement, and the agreement has been terminated by the third-party contractor, although the Company continues negotiations with the third-party contractor to revive the agreement. The Company has installed 24 miles of conduit, of which approximately 8 miles was sold to Bell South for approximately $44,000, providing access to the Company’s enterprise data center in Iuka, Mississippi.

The Company plans to fund its liquidity and capital needs through the issuance of equity and debt securities, joint venture arrangements with strategic business partners, and vendor financing. In March 2001, the Company entered into a binding Letter of Agreement for a minimum of $25 million in equity financing, with an option for an additional $25 million, with IFG Private Equity, LLC, an Atlanta-based institutional investor. Under the terms of the IFG-North American DataCom Agreement, IFG will purchase up to $50 Million of North American DataCom's common stock over the next 24 months. The agreement is planned to operate in a manner similar to a line of credit, allowing the Company to draw upon funds periodically, when and if desired. The funding is planned to provide the underlying support to proceed with the business plan. The funding is subject to SEC approval of a registration filing regarding the equity financing. The Company intends to use the financing to immediately expand its fiber optic network and related data storage operations. As of September 2001, the registration filing has not been submitted to the SEC for review, and the Company can make no assurances that such registration statement will become effective when filed.

In Fiscal Year 2001 and 2000, the Company sold 1,456 and 300 shares, respectively, of Series B Cumulative Convertible Preferred Stock to the Company’s president, director and principal shareholder for a purchase price of $1,000 per share. The conversion ratio was amended by action of the Board of Directors from 500 shares of restricted common stock for each share of Series B convertible preferred stock that was issued after September 30, 2000 to 2,000 restricted shares of common stock, to reflect recent changes in the price of the Company’s shares of common stock on the OTC:BB. The Board of Directors approved that the conversion right of these shares would be 70 percent of the average price of the common stock for the 5 trading days prior to the end of each quarter for future issuances. The conversion ratio for the third quarter 2001 issuances was 2,200 shares of restricted common stock for each share of Series B Convertible Preferred Stock that was issued. The conversion ratio for the fourth quarter 2001 issuances was 6,000 shares of restricted common stock for each share of Series B Convertible Preferred Stock that was issued. Each share is entitled to an annual dividend of $60. Proceeds from these issuances were used to fund working capital.

In order to pay certain accounts payable and for use for working capital, in July 2000 the Company agreed to sell 317,500 shares of common stock for a total purchase price of $635,000. In August 2000, the Company closed the placement of these shares, and the Board of Directors authorized the issuance of the 317,500 shares of common stock to satisfy the agreement. The Company, as agreed, registered the resale of such shares with the SEC, and this registration became effective on January 31, 2001.

In September 2000, the Company closed the private placement of 150,000 shares of common stock for a total purchase price of approximately $442,125. The Company agreed to pay certain fees associated with the placement through the issuance of an additional 3,000 shares of common stock and the payment of $13,700 in cash. The agreement provided that the Company shall file a registration statement with the SEC for the resale of the 150,000 shares by October 5, 2000. For each fifteen day period following this deadline in which the registration statement is not filed with the SEC, the Company was required to make a payment to the private investor equal to an amount payable in cash or common stock based upon the closing OTC bid price of the shares of the Company's common stock as of the end of each fifteen day period. The Company has since filed a registration statement for the resale of such shares, and paid additional shares of common stock to such private investors pursuant to the agreement. The registration was effective on January 31, 2001. In October, November, and December 2000, the Company issued 20,225 total shares of common stock valued at $44,190 as payment in full pursuant to the terms of an agreement previously entered into by the Company and such investors.

See note 15 to the Consolidated financial statements for additional equity raised subsequent to June 30, 2001.

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

The Company Needs Substantial Additional Capital-Insolvency. The Company's present operations do not provide sufficient cash flow to pay its debts as they become due. The Company had negative working capital of approximately $16,600,000 at June 30, 2001 and expects it will need to obtain additional capital of approximately $18,000,000 to finance its operating and capital needs over the next twelve months. See "Liquidity." The failure of the Company to obtain additional capital will significantly restrict the Company's proposed operations and may make it impossible for the Company to pursue its proposed business plan.

Default on Certain Obligations. In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida. Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications. The agreement with Qwest calls for payments of approximately $15 million over the course of the agreement, all of which is currently past due by the Company. Qwest has declared a default, but has not initiated arbitration or other proceedings to recover the conduit. In August 2000, the Company entered into an agreement with a third-party contractor to lay fiber conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The Company made no payments under the agreement, and the agreement has been terminated by the third-party contractor, although the Company continues negotiations with the third-party contractor to revive the agreement. The Company has installed 24 miles of conduit, of which approximately 8 miles was sold to Bell South, providing access to the Company’s enterprise data center in Iuka, Mississippi.

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

The Company is Entering a New Market. The market for Internet system and network management solutions has only recently begun to develop, is evolving rapidly and is characterized by an increasing number of market entrants. This market may not prove to be viable or, if it becomes viable, may not continue to grow. The Company currently incurs costs in excess of its revenues. If the Company cannot attract and retain a customer base, it will not be able to increase its sales and revenues or create economies of scale to offset its fixed and operating costs.

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

Safe Harbor Statement Under Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K and other reports and statements issued on behalf of the Company may include forward-looking statements in reliance on the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "should," "anticipates" and "proposes" and the negative or other variations of such terms or comparable terminology, or by discussion of strategy or business plans that involve risks and uncertainties. These forward-looking statements are subject to substantial risks and uncertainties, including those discussed above, and actual results may differ materially from those contained in any such forward-looking statement. These risks are and will be detailed, from time to time, in the Company's SEC filings. Actual results may differ materially from management's expectations.

Recent Accounting Pronouncements

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

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 140"). SFAS 140 revises the standards for accounting for Securitizations and other transfers of financial assets and collateral and is effective for fiscal years ending December 15, 2000. Adopting SFAS 140 has not had a material impact on our financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which collectively address business combinations and intangible assets acquired individually, with a group of other assets, or in a business combination. SFAS 141 and 142 will become effective July 1, 2002 and are not expected to have a material impact on our financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has not entered into any transaction using derivative financial instruments and believes that its exposure to market risk associated with other financial instruments is not material. The Company's cash equivalents are maintained primarily in money market accounts maturing in less than three months. Accordingly, the Company does not believe that it has any significant exposure to interest rate risk. The Company currently operates only in the United States and all sales are made in U.S. dollars. Accordingly, the Company does not have any material exposure to foreign currency rate fluctuations.

Item 8. FINANCIAL STATEMENTS

The Company's consolidated financial statements are attached hereto as pages 25 through 40.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

The Company did not have any changes in nor disagreements with accountants on accounting and financial disclosure for the year ended June 30, 2001.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the Company's executive officers and directors:

Name	Age	Position
Robert R. Crawford	62	Chairman of Board of Directors, Chief Executive Officer
Jack Freeman	54	President, Chief Operating Officer
Jerry Buuck	46	Vice President, Sales and Marketing
Ted Roberts III	46	Vice President, Chief Information Officer
Florian Yoste III	57	Vice President, Government and Public Affairs

Robert Crawford has been a director and Chief Executive Officer of the Company since August 1998. From August 1998 to August 2001, Mr. Crawford served as President of the Company. From 1989 to 1998, Mr. Crawford served as the Chairman and Chief Executive Officer of New York Regional Rail Corporation and its affiliates. In March 1997, Mr. Crawford filed a voluntary petition for protection of his personal assets under the federal bankruptcy code, but subsequently withdrew the petition in April 1997, and subsequently satisfied all creditors.

Jack Freeman has been the President and Chief Operating Officer of the Company since August 2001. In 1980, Mr. Freeman accepted a position with a major telecommunications engineering and construction firm and was elected president four years later. In 1994, Mr. Freeman formed Lightwave Services, Inc., which provided turnkey solutions to the telecommunications industry. This company was a major contributing force in the receipt of a license to develop a carrier's carrier network in Mexico City, Mexico. Lightwave Services is now a business unit of Sun America Communications Corporation. Mr. Freeman remains as its President.

Jerry Buuck has been Vice President of Marketing and Sales of the Company and North American InfoTech since January 2000. Mr. Buuck was employed by Qwest Communications Corporation from 1995 to 2000 where he served as Director of Business Development and Product Management.

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

Other significant employees of the Company are summarized below:

Lawrence R. Lonergan has been General Counsel for the Company since February 2000. Mr. Lonergan was previously a partner at the law firm of Catafago & Lonergan in New York, where he practiced corporate and commercial litigation and handled various transactional matters.

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

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Robert Crawford, CEO and Chairman	2001	92,000(2)	0	0	0	0	0	0
Robert Crawford, President, CEO and Chairman	2000	57,000(1)	0	0	0	0	0	0
Robert Crawford, President, CEO and Chairman	1999	52,500(1)	0	0	0	0	0	0

(1) In both fiscal 1999 and 2000, $52,500 of Mr. Crawford's salary was paid in the form of shares of common stock at the rate of $1.00 per share. Mr. Crawford did not accrue any long-term compensation in fiscal 1999 or fiscal 2000.
(2) In fiscal 2001, $80,000 of Mr. Crawford’s salary was paid in the form of shares of common stock at the rate of $0.20 per share.

Employment Agreements.

The Company has entered into one employment contract with Ted Roberts. Mr. Roberts’ contract is for a term of three years and two months commencing November 1, 1998. The contract provides for base salary of $100,000 per annum plus benefits. Mr. Roberts’ contract provided for the grant of common shares equal to 5% of the outstanding stock as of June 30, 1999 and for an option to purchase an additional 5% as of September 30, 1999. The contract provides for termination by the Company for certain events and provides that the employee will not compete with the Company during the term of the contract and for three years thereafter in a geographic area of 1000 miles. None of the other executive officers are subject to an employment agreement at this time, however, the Company intends to enter into employment contracts with certain additional executive officers in the near future.

Stock Option Plans.

As of June 30, 2001, the Company had stock options outstanding totaling 14,089,216 shares with exercise prices ranging from $.0433 to $3.00 per share and expiration dates ranging from December 31, 2001 to December 31, 2004. Approximately, 8,422,468 of these options are held by officers and directors. These options were issued pursuant to individual option agreements and are not part of a stock option plan.

The Company's predecessor, Pierce International, Inc., previously had adopted an Incentive Stock Option Plan, which was discontinued in connection with the Company's merger with Pierce International Inc. There are currently no outstanding options under such stock plan. The Company intends to adopt a stock option plan for its employees, directors and consultants.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of October 10, 2001 for (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table under Item 11 of this report, (iii) each person or group of affiliated persons whom the Company's knows beneficially owns more than 5% of the outstanding common stock and (iv) all of the Company's directors and executive officers as a group.

Except as otherwise noted, to the best knowledge of the Company the persons named in this table have sole voting and investing power with respect to all of the shares of common stock held by them.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Robert R. Crawford (1)(3)	48,231,358	44.59%
751 County Road 989
Iuka, MS 38852
Citrus Springs Trust	17,313,388	17.22%
Louis Villaume, Trustee
One Lakeside Plaza, Suite 602
Lake Charles, LA 70601
William H. Durham, MD	8,156,421	8.11%
c/o T.I. Starling
16 Lakeland Drive #501
Jackson, MS 39216
All directors and executive officers as a group (5 persons)(1)(2)	49,339,661	49.07%
(1) Includes shares owned of record by Mr. Crawford's spouse.
(2) Includes option on common shares which are exercisable within 60 days following September 2001.
(3) Includes 3,395,600 shares assuming conversion of outstanding Series B preferred stock.

Options, warrants, conversion and other rights to acquire shares of the Company's common stock that are exercisable within 60 days of the table date are deemed to be beneficially owned by the persons holding these options or warrants for the purposes of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person's ownership percentage of the total number of securities outstanding. As of the table date, the Company had 100,547,074 shares of common stock outstanding.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 30, 1999, the Company issued 85,000 common shares and agreed to issue an additional 105,000 common shares of its pre-merger restricted common stock to James White (former officer and director) and Robert Crawford (officer and director), respectively, for employee services each provided to the Company in 1999 and 2000. Additional compensation of $88,830 for fiscal year 2000 services were approved by the Board of Directors for Mr. White and paid by issuing 26,320 shares of restricted pre merger common stock.

In April 2001, compensation of $80,000 was approved by the Board of Directors for Robert Crawford (officer) and paid by issuing 400,000 shares of restricted common shares in June 2001.

In October 2000, the Board of Directors approved the issuance of a $33,540.60 Convertible Note in exchange for a loan to the Company that was used to acquire fixed assets. The conversion terms were 47,208 shares of restricted common shares per $0.75 on Note converted.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Index of Exhibits:
2.1	Agreement to Exchange Common Stock Between Pierce
International, Inc. and the Company. Incorporated by
reference to the Company's Current Report on Form 8-K dated
December 20, 1999.
3.1	Certificate of Incorporation dated December 15, 1999
3.1.1	Amendment to Certificate of Incorporation dated March 10, 2000
3.1.2	Certificate of Merger dated March 20, 2000
3.2	By-Laws of Company
4.1	Securities Purchase Agreement dated September 5, 2000 by and between the Company, and Cranshire Capital, L.P. and Euram Cap
Strat. "A" Fund Limited
4.2	Registration Rights Agreement dated September 5, 2000 between the Company, and Cranshire Capital, L.P. and Euram Cap Strat.
"A" Fund Limited
10.1	Lease Agreement effective January 1, 1999 between the State
of Mississippi and the Company
10.2	Right of First Refusal Agreement effective August 1, 2000
between the State of Mississippi and the Company
10.3	Fiber Optic Conduit Agreement dated August 15, 2000 between
Thoroughbred Technology and Telecommunications, Inc. and
North American Infotech, LLC
10.4	Right of Way Entry Agreement dated August 15, 2000 among
Norfolk Southern Railway Company, Thoroughbred Technology and
Telecommunications, Inc., and North American Infotech, LLC
10.5	Right of Way Sublease Agreement dated July 6, 2000 between
Tishomingo Railroad Company, Inc. and North American
Infotech, LLC
10.6	Agreement for Sale of Conduit dated March 31, 2000 between
Qwest Communications Corporation and the Company
10.7	Employment Agreement dated November 16, 1998 between North
American Software Associates, Ltd. and Ted Roberts III
10.8	Employment Agreement dated April 1, 2000 between the Company and David Cray
10.9	Common Stock Purchase Option (and amendment to Employment
Agreement) dated June 20, 2000 between the Company and David
Cray.
10.10	Common Stock purchase Agreement between the Company and IFG Private Equity, L.L.C.
attached as Exhibit 2.1 to the Form 8-K filed on July 6, 2001and incorporated by reference herewith.
10.11	Warrant to Purchase Common Stock Agreement between the Company and IFG Private
Equity, L.L.C. attached as Exhibit 2.2 to the Form 8-K filed on July 6, 2001and incorporated by reference herewith.
16	Letter on change in certifying accountant. (Incorporated by
reference to the Company's Current Report on Form 8-K dated
June 15, 2000).
21	List of subsidiaries of Company

Reports on Form 8-K:

A current report on Form 8-K was filed on June 6, 2001, reporting that the Company entered into an Agreement with IFG Private Equity, LLC, an Atlanta-based institutional investor, for a minimum of $25 million in equity financing, with an option on the Company’s part for an additional $25 million.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

Dated: October 15, 2001

NORTH AMERICAN DATACOM, INC.

By: /s/ Robert R. Crawford

Robert R. Crawford, Chief Executive Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

North American DataCom, Inc.

Iuka, Mississippi

We have audited the accompanying consolidated balance sheets of North American DataCom, Inc. and subsidiaries, (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the years ended June 30, 2001 and 2000 and for the period from inception (September 1, 1998) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North American DataCom, Inc. and subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended June 30, 2001 and 2000 and for the period from inception (September 1, 1998) to June 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses, has past due obligations and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                            /s/ BDO Seidman, LLP

Memphis, Tennessee
October 12, 2001

NORTH AMERICAN DATACOM, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2001	June 30, 2000
Current Assets:
Cash and Cash Equivalents	$ 18,484	$ 20,948
Accounts Receivable, Net of Allowance of $2,400 at June 30, 2001 and 2000	76,230	37,848
Notes Receivable, Net of Long-term Maturities	-	6,258
Inventories	5,978	438
Employee Advances	2,555	102,555
Total Current Assets	103,247	168,047
Investments (Note 4)	-	90,000
Property and Equipment:
Conduit and Optic Fiber (Note 5)	14,525,905	14,396,891
Computers and Equipment	728,032	717,416
Communications Equipment and Wireless Towers	627,507	371,688
Software	351,184	-
Other	123,763	96,388
Total Property and Equipment	16,356,391	15,582,383
Less Accumulated Depreciation and Amortization	(107,992)	(35,945)
Net Property and Equipment	16,248,399	15,546,438
Other Assets (Note 6)	651,794	446,494
Total Assets	$ 17,003,440	$ 16,250,979

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade Notes Payable, Net of Unamortized Discount (Notes 5 and 8)	$ 15,118,000	$ 15,152,173
Accounts Payable	1,044,558	24,034
Accrued Expenses	692,103	275,552
Dividends Payable	55,950	-
Convertible Notes Payable	33,541	-
Total Current Liabilities	16,944,152	15,451,759
Payable to Officer	25,662	23,917
Total Liabilities	16,969,814	15,475,676
Commitments and Contingencies (Notes 7 and 9)
Stockholders' Equity (Note 11)
Convertible Preferred Stock, No Par Value; 400,000 Shares Authorized, none outstanding.	-	-
Series B Convertible Preferred Stock, $.0001 Par Value; 6% Cumulative; 5,000 Shares Authorized; 1,756 and 300 Shares Issued
and Outstanding as of June 30, 2001 and 2000, respectively.	1,755,492	300,000
Common Stock, $.0001 Par Value; 150,000,000 Shares Authorized; 100,167,074 and 97,992,758 Shares Issued and Outstanding as
of June 30, 2001 and 2000, respectively.	10,016	9,798
Additional Paid in Capital	4,585,655	2,667,567
Other Accumulated Comprehensive Loss	(250,000)	(99,200)
Accumulated Deficit	(6,067,538)	(2,102,861)
Total Stockholders' Equity	33,626	775,304
Total Liabilities and Stockholders' Equity	$ 17,003,440	$ 16,250,980
See accompanying notes to consolidated financial statements.

NORTH AMERICAN DATACOM, INC. CONSOLIDATED
STATEMENTS OF OPERATIONS
	For the Year	For the Year	For the period
	Ended	Ended	from inception
	June 30, 2001	June 30, 2000	(Sep. 1, 1998
			through
			June 30, 1999
Net Service Revenues	475,426	269,649	19,539
Cost of Services	225,919	117,924	24,667
Gross Profit	249,507	151,725	(5,128)
Selling, General and Administrative Expenses	3,293,230	1,744,701	477,612
Operating Loss	(3,043,723)	(1,592,976	(482,740)

Other Income (Expense):
Interest Expense	(540,827)	(219,306)	-
Gain on sale of investments	-	-	200,000
Other	15,449	4,596	(15,350)
Total Other Income (Expense)	(525,378	(214,710	184,650

Loss Before Income Tax Expense (Benefit)	(3,569,101)	(1,807,686	(298,090)
Income Tax Expense (Benefit) (Note 13)	-	-	(990)

Net Loss	$ (3,569,101)	$ (1,807,686)	(297,100)

Net Loss Attributable to Common Shareholders (Note 11)	$(3,964,677)	$ (1,807,686	$(297,100

Basic and Diluted Loss per Common Share (Note 1)	$(0.04	$(0.03	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted (Note 1)	98,762,495	71,725,566	33,193,595

NORTH AMERICAN DATACOM, INC. CONSOLIDATED
STATEMENTS OF COMPREHENSIVE LOSS
	For the Year	For the Year	For the period
	Ended	Ended	from inception
	June 30, 2001	June 30, 2000	(Sep. 1, 1998
			through
			June 30, 1999

Net Loss	$ (3,569,101)	$ (1,807,686)	(297,100)

Net change in unrealized gain (loss) on investments (Note 4)	(150,800)	(145,700)	46,500

Comprehensive loss	$(3,719,901	$(1,953,386	$(250,600
See accompanying notes to consolidated financial statements.

NORTH AMERICAN DATACOM, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Convertible		Series B Preferred				Additional	Accumu-	Net Unreal-	Stock
	Preferred Stock		Stock		Common Stock		Paid-in	lated	lized Loss on	holders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Investments	Equity
Balances, September 1, 1998	-	-	-	$-	-	-	$-	-	$-	$-
Issuance of initial common stock	-	-	-	-	500,000	500		-	-	500
Issuance of stock for investments	-	-	-	-	3,000,000	3,000	497,000	-	-	500,000
Acquisition of Freedom (Note 3)	-	-	-	-	50,000	50	61,201	-	-	61,251
Exchange of notes for preferred stock	51,212	512,120	-	-	-	-	100,000	-	-	612,120
Stock issued to employees	-	-	-	-	450,000	450	112,050	-	-	112,500
Issuance of stock for services	-	-	-	-	10,000	10	9,990	-	-	10,000
Sale of common stock	-	-	-	-	20,000	20	9,980	-	-	10,000
Net change in unrealized gain on investments	-	-	-	-	-	-	-	-	46,500	46,500
Net loss for period ended June 30, 1999	-	-	-	-	-	-	-	(297,100)	-	(297,100)
Balances, June 30, 1999	51,212	$512,120	-	-	4,030,000	4,030	790,221	(297,100)	46,500	1,055,771
Conversion of preferred stock to common stock	(51,212)	(512,120)	-	-	2,020,296	20,203	491,917	-	-	-
Issuance of Series B preferred stock	-	-	300	300,000	-	-	-	-	-	300,000
Exchange of notes for common stock	-	-	-	-	164,916	1,649	106,455	-	-	108,104
Issuance of stock for services	-	-	-	-	111,320	1,113	172,717	-	-	173,830
Sale of common stock	-	-	-	-	175,500	1,755	225,745	-	-	227,500
Acquisition of Action Communications (Note 3)	-	-	-	-	150,000	1,500	344,395	-	-	345,895
Stock split (Note 3)	-	-	-	-	76,801,017	7,680	(7,680)	-	-	-
Acquisition of PRCI (Note 3)	80,000	20,000	-	-	861,809	86	(20,086)	-	-	-
Issuance of shares for acquisition services	-	-	-	-	1,687,934	169	101,107	-	-	101,276
Conversion of PRCI preferred stock to common stock	(80,000)	(20,000)	-	-	80,000	8	19,992	-	-	-
Conversion of PRCI notes to common stock	-	-	-	-	170,000	17	9,983	-	-	10,000
Exercise of warrants to acquire common stock	-	-	-	-	11,700,964	1,170	401,074	-	-	402,244
Conversion of debt to stock	-	-	-	-	39,002	4	2,141	-	-	2,145
Adjustment of change in par value ($.001 to $.0001)	-	-	-	-	-	(29,586)	29,586	1,925	-	1,925
Net change in unrealized loss on investments	-	-	-	-	-	-	-	-	(145,700)	(145,700)
Net loss for the year ended June 30, 2000	-	-	-	-	-	-	-	(1,807,686)	-	(1,807,686)
Balances, June 30, 2000	-	-	300	300,000	97,992,758	9,798	2,667,567	(2,102,861)	(99,200)	775,304
Issuance of Series B preferred stock	-	-	11,456	1,455,492	-	-	339,626	(339,626)	-	1,455,492
Sale of common stock	-	-	-	-	467,500	47	1,077,078	-	-	1,077,125
Exercise of stock options to acquire common stock	-	-	-	-	156,965	15	22,595	-	-	22,610
Issuance of shares for services	-	-	-	-	208,190	22	143,985	-	-	144,007
Issuance of shares for financial services rendered	-	-	-	-	333,000	33	138,810	-	-	138,843
Issuance of shares to former employees for services rendered	-	-	-	-	142,976	14	28,582	-	-	28,596
Issuance of shares for accrued salary change in	-	-	-	-	837,500	84	167,416	-	-	167,500
Adjust Conversion of Preferred stock to common stock	-	-	-	-	28,185	3	(3)	-	-	-
Net unrealized loss from investments	-	-	-	-	-	-	-	-	(150,800)	(150,800)
Preferred stock dividends	-	-	-	-	-	-	-	(55,950)	-	(55,950)
Net loss for the period ended June 30, 2001	-	-	-	-	-	-	-	(3,569,101)	-	(3,569,101)
Balances, June 30, 2001	-	-	1,756	$1,755,492	100,167,074	$10,016	$4,585,656	$(6,067,538)	$(250,000)	$33,626
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the Period
			from inception
	For the Year Ended		(September 1
	June 30,		, 1998) through
	2001	2000	June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,569,101)	$(1,807,686)	$(297,100)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization (Note 5)	103,057	53,708	5,570
Gain on sale of investments	-	-	(200,000)
Provision for deferred income taxes	-	-	(990)
Noncash compensation charge	196,096	131,830	42,000
Noncash interest charge	540,827	161,128	-
Noncash organizational expense charge	-	211,076	-
Provision for doubtful accounts	-	2,400	-
Changes in operating assets and liabilities, net of
acquisitions:
Increase in accounts receivable	(38,382)	(33,803)	(107,000)
Decrease (Increase) in notes receivable	6,258	(6,258)	-
Increase in inventory	(5,540)	(438)	-
(Increase) Decrease in other assets and employee
advances	2,890	(38,037)	-
Increase in accounts payable and accrued
expenses	1,583,694	142,659	127,822
Net cash used in operations	(1,180,201)	(1,183,421)	(429,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(416,045)	(463,094)	(142,399)
Due from broker	-	700,000	-
Other advances (Note 6)	(200,000)	-	-
Net cash provided by (used in) investing activities	(616,045)	236,906	(142,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock (Note 11)	1,077,125	522,089	-
Proceeds from exercise of stock options	22,610	-	-
Payments on trade note payable	(575,000)	-	-
Proceeds from sale of preferred stock (Note 11)	1,267,301	300,000	556,371
Increase in notes payable	1,746	23,917	29,079
Proceeds from issuance of convertible notes
payable	-	108,104	-
Net cash provided by financing activities	1,793,782	954,110	585,450

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, for the period	(2,464)	7,595	13,353
CASH AND CASH EQUIVALENTS, beginning of period	20,948	13,353	-
CASH AND CASH EQUIVALENTS, end of period	$18,484	$20,948	$13,353
See accompanying notes to consolidated financial statements.

NORTH AMERICAN DATACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Nature of Business

The Company intends to provide communications and information technology services with an emphasis on wideband fiber optic and wireless telecommunications services that support enterprise data storage solutions, primarily for customers in southern United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investments

Investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity.

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

Earnings per Share

Basic and diluted loss per share of common stock have been computed based upon the weighted average number of shares outstanding during the periods ending June 30, 2001, 2000 and 1999. Common stock equivalents consisting of stock options, convertible notes and warrants were not considered in either period, as their effect would be anti-dilutive. The maximum number of shares assuming full conversion from the Company’s per share computations are as follows:

	June 30, 2001	June 30, 2000	June 30, 1999
Stock options	14,089,216	14,879,923	11,620,964
Convertible notes	47,208	-	1,903,130
Warrants	-	-	80,000
Convertible preferred stock	3,395,600	150,000	2,020,396
	17,532,024	15,029,923	15,624,490

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

Years
Conduit and optic fiber	25
Communications equipment and wireless towers	3-10
Computers	5
Other Equipment	3-10
Leasehold Improvements	Term of lease
Software	3

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

2. The Organization and Business:

Effective December 21, 1999, North American Software Associates, Limited ("NAS") (incorporated in September 1998) merged into Pierce International, Inc. ("PRCI") in exchange for 76,801,017 shares of PRCI's common stock. The merger has been accounted for as a reverse acquisition, whereby NAS is deemed the acquirer because the shareholders of NAS obtained a controlling interest in the Company as a result of the merger. On March 17, 2000, the Company changed its name to North American DataCom, Inc. from Pierce International, Inc.

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

Internet Access: As of June 30, 2001, the Company provides Internet service in Mississippi, Tennessee and Alabama. Internet services provided by the Company include basic dial-up access to the Internet through standard computer modems, high speed Internet access, and the design and hosting of websites for customers.

Remote Data Storage: During fiscal 2000, the Company took December 1999 delivery of $575,000 of equipment that will allow third parties to store and access data stored in digital form on computer systems maintained and operated by the Company in its facility in Iuka, Mississippi. In November, 2000, the Company was awarded a $300,000 research contract to demonstrate commercial applications of statewide remote sensing data. The Company will work with PixSell Inc., a Mississippi information technology company, and The University of Mississippi's Department of Computer and Information Science. Under the six-month contract, the Company will expand and enhance the existing "Mississippi View" data management system. The View System was developed by PixSell to provide greater access to Mississippi statewide remote sensing satellite and imagery. The enhanced archived View System makes it a Real Time asset for education, state agencies, and MSCI commercial users. MSCI is a partnership between the National Aeronautics and Space Administration (NASA), The University of Mississippi, and high technology businesses. NASA and The State of Mississippi fund MSCI projects. The mission of MSCI is to develop a remote sensing industry in Mississippi by commercializing the technologies developed by NASA at the Stennis Space Center in Hancock County, MS.

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

On December 3, 1999 the Company acquired all the common stock of Action Communications, Inc. ("Action") for 150,000 shares of pre merger stock (1,731,339 post merger shares) of the restricted common stock of the Company (valued at $375,000). Action provides digital and alpha numeric paging to nine southeastern states, and is currently expanding its coverage area to include portions of the eastern and southwestern United States. Action is also a specialized mobile radio carrier providing dispatch, telephone and Global Position System ("GPS") services. This transaction has been accounted for as a purchase, accordingly, the results of operations of Action are included in the Company's consolidated statements of operations from the date of acquisition. The purchase price of $345,895 has been allocated primarily to FCC licenses.

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

4. Investments:

The Company's investments are classified as available-for-sale. The amortized cost, gross unrealized gains (losses) and estimated fair value, less the option price of $.12 per share, for these investments were as follows at June 30, 2001 and 2000:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
June 30, 2001
New York Regional Rail Corporation
Stock Options	$250,000	$(250,000)	$0
June 30, 2000
New York Regional Rail Corporation
Stock Options	$250,000	$(160,000)	$90,000

5. Property and Equipment:

In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida. Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications. The agreement with Qwest calls for payments of approximately $15 million over the course of the agreement, all of which is currently past due by the Company. Qwest has declared a default, but has not initiated arbitration or other proceedings to recover the conduit. The $15 million became due and payable on March 31, 2001; however, the Company has not recorded any interest expense on the balance in accordance with the agreement. Previously, the Company had recorded a discount on the note payable of $707,955, which was fully amortized into expense before the year ended June 30, 2001. The Company has installed 24 miles of conduit, of which approximately 8 miles was sold to Bell South, providing access to the Company’s enterprise data center in Iuka, Mississippi.

6. Other Assets

Other assets consist of the following items as of:

	June 30, 2001	June 30, 2000
FCC License, net of amortization of $39,057 and $14,389, respectively	$330,943	$355,611
Advance to Affiliate	200,000
Other	120,851	90,883
Total	651,794	$446,494

In July 2000, the Company and Global Fiber Optic and Wireless Communications, Ltd. ("Global") each advanced $200,000 for developing a joint venture to provide a 4,000 mile fiber optic communications and Internet network in Turkey. The Company and Global will each have a fifty (50%) percent interest in the joint venture.  The Company will be required to provide electronic and communications technologies, while Global will provide rights-of-way and other real estate as needed in Turkey. In the future, the advances will be used by the proposed joint venture to purchase rights-of-way and other assets to be utilized in the future operations of the joint venture.

7. Commitments:

In March 2001, the Company agreed to a new 20-year lease, effective January 1, 1999, with the State of Mississippi for its main facilities in Iuka, Mississippi. This lease provides the Company with 25,000 square feet of office and equipment space at the former National Aeronautics and Space Administration facility. The State, acting through the Mississippi Development Authority (MDA), has also granted NAD a 10-year right of first refusal to lease an additional 75,000 square feet at the Iuka facility, to accommodate NAD's expansive business plan. This lease has been straight lined for accounting purposes. Accordingly, rent expenses associated with this lease were $81,250, $75,000 and $62,500 for 2001, 2000 and 1999, respectively.

The Company also leases approximately 3,000 square feet of office space in Denver, Colorado at an annual rent of approximately $36,000, which is used primarily for sales and marketing purposes. The lease expires November 30, 2003.

The Company has agreed to sell to the majority shareholder up to 5,000 shares of Series B Preferred Stock at $1,000 per share. As June 30, 2001, 1,756 such shares were sold.

The Company has one employment agreement with the Vice President of Operations, which expires December 31, 2001. In addition to a base salary, the agreement provides for the employee options to acquire the Company's stock. Compensation expensed in 2001 and 2000 were $100,000 and $100,000, respectively.

In August 2000, the Company entered into an agreement with a third-party contractor to lay fiber conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The Company made no payments under the agreement, and the agreement has been terminated by the third-party contractor, although the Company continues negotiations with the third-party contractor to revive the agreement.

8. Supplemental Cash Flow Information:

For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash on hand, demand deposit accounts and short-term investments in certificates of deposit with maturities of three months or less.

Noncash investing and financing activities

Noncash equity transactions during the fiscal year June 30, 2001, 2000 and 1999 were:

	No. of Shares	Dollar Amount
June 30, 2001
Issuance of stock for services	208,190	144,009
Issuance of shares for financial services rendered	333,000	138,843
Issuance of shares for compensation	980,476	196,096
Issuance of series B preferred stock as reimbursement of Director for payment of company expenses	188	188,191
June 30, 2000
Issuance of stock for services	1,799,254	275,106
Acquisition of Action Communications	150,000	345,895
Conversion of notes to common stock	170,000	10,000
Conversion of debt for stock	57,903	31,224

June 30, 1999
Acquisition of Freedom 2000	50,000	$61,251

In March 2000, the Company entered into an agreement to purchase approximately $15,118,000 (before discount for imputed interest) of conduit and fiber optic cable from an unrelated company with installment payments due over a 12-month period. (See Note 5)

In December 1999, the Company purchased approximately $575,000 of data storage equipment from an unrelated company in exchange for a note payable bearing interest of 18% per annum, due June 30, 2000. This note was paid in full in August 2000.

In October 2000, the Company acquired equipment from a related party, which was paid for in cash and a note issued in the amount of $33,540 to such related party. The note is convertible into 47,208 shares of restricted common stock.

For the years ending June 30, 2001 and 2000 and the period ending June 30, 1999, respectively, no cash was paid for interest and income taxes.

9. Litigation:

David Cray, former Vice President and Corporate Treasurer, departed the Company effective March 5, 2001, upon his return from a leave of absence. Mr. Cray and the Company disagree about the terms and circumstances of Mr. Cray’s departure, and will attempt to reach an agreement, and, if necessary, resolve the matter through the arbitration process.

On March 26, 2001, the Company was served with a summons and complaint entitled Tom Epperson, Freddie Wilson and Omega Shelters, Inc. v. North American DataCom, Inc. and North American Infotech, LLC, (U.S.D.C. Northern District of Mississippi, Case No. 1:02CV105-D-D). The action relates to alleged damages resulting from an agreement to build a prototype composite fiber shelter by Omega Shelters, which prototype was subject to the Company’s receipt and acceptance. The agreement at issue also contains an arbitration provision. In the complaint plaintiff’s state that Omega Shelters’ immediate predecessor, Yellow Creek Lodges, Inc., was forced into bankruptcy in the United States Bankruptcy Court for the Northern District of Mississippi. While the dismissed action sought damages of $2.2 million, the Company believes that the claim for damages is wholly without merit and that the Company will not be materially adversely effected by the outcome of any future proceedings, if filed. By decision of the Court dated June 28, 2001, the matter was dismissed without prejudice for lack of subject matter jurisdiction.

On June 13, 2001, the Company was served with a summons and complaint in the matter known as OptiCom v. North American DataCom, Inc., (County Court of Tishomingo, State of Mississippi, Cause No. CV01-0077(G)T). Plaintiff OptiCom has alleged that the Company has failed to pay $28,000 for optical conduit provided for the last mile access along the Tishomingo Railroad. The Company is defending the lawsuit and has engaged OptiCom in settlement negotiations.

The Company does not believe the ultimate outcome of the aforementioned matters will have a significant impact on the Company’s financial position and results of operations or liquidity.

10. Related Party Payable and Related Party Transactions:

On November 30, 1999, the Company issued 85,000 common shares and agreed to issue an additional 105,000 common shares of its pre-merger restricted common stock to James White (former officer and director) and Robert Crawford (officer and director), respectively, for employee services each provided to the Company in 1999 and 2000. Additional compensation of $88,830 for fiscal year 2000 services were approved by the Board of Directors for Mr. White and paid by issuing 26,320 shares of restricted pre merger common stock.

In April 2001, compensation of $80,000 was approved by the Board of Directors for Robert Crawford (officer) and paid by issuing 400,000 shares of restricted common shares in June 2001.

In October 2000, the Board of Directors approved the issuance of a $33,540.60 Convertible Note to a related party in exchange for a loan to the Company that was used to acquire fixed assets. The conversion terms were 47,208 shares of restricted common shares per $0.75 of note converted.

11. Stockholders' Equity:

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

In June 2001, the Company issued 142,976 shares of common stock totaling $28,596 to former employees for services rendered to the Company.

In June 2001, the Company issued 837,500 shares of common stock totaling $167,500 to officers of the Company for services rendered.

In June 2001, the Company sold 252 shares of Series B Convertible Preferred Stock to a principal shareholder for $251,850. The conversion ratio was amended by action of the Board of Directors from 500 shares of restricted common stock for each share of Series B Convertible Preferred Stock that was issued after September 30, 2000 to 2,000 restricted shares of common stock, to reflect recent changes in the price of our shares of common stock on the OTC:BB. The conversion ratio was adjusted on December 28, 2000. The Board of Directors approved that the conversion right of future shares would vary depending on 70 percent of the average price of the common stock for the 5 trading days prior to the end of each quarter. The conversion ratio for the third quarter 2001 issuances of 378 shares was 2,200 shares of restricted common stock for each share of Series B Convertible Preferred Stock that was issued. The conversion ratio for the fourth quarter 2001 issuances of 252 shares was 6,000 shares of restricted common stock for each share of Series B Convertible Preferred Stock that was issued. As of June 30, 2001, a total of 1,756 shares have been purchased under this agreement. Cumulative dividends payable on the Series B Convertible Preferred Stock totaled $55,950 for fiscal 2001. The Series B shares issued after September 30, 2000, included a restricted shares valuation market discount totaling $339,626 that has been recorded as deemed preferred stock dividends for fiscal 2001. Cumulative dividends payable on the Series B Preferred Stock total $55,950. The total preferred stock dividends are included in the net loss attributable to the common stockholders totaling $395,576 for the fiscal year ended June 30, 2001 for purpose of calculating earnings per share.

In June 2001, $1,305 of stock options were exercised for 15,000 shares of common stock.

12. Stock Option Plan:

As of June 30, 2001, the Company had common stock options outstanding totaling 14,089,216 shares as follows:

Stock Option Plan
	Number of shares	Price per share	Expiration Dates
Officers and Directors	8,422,468	$.0433 to $0.50	12/31/01 - 12/31/04
Employees	695,690	$.087 to $3.00	12/31/01 - 12/31/04
Sub-total	9,118,158
Investors and Consultants	4,971,058	$.087 to $.866	12/31/01
Total	14,089,216

In 1987, PRCI adopted an Incentive Stock Option Plan under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue code of 1954, as amended. Pursuant to the Plan, options to purchase up to 400,000 shares of the Company's Common Stock may be granted to employees of the Company. The Board of Directors administers this Plan. During the fiscal year June 30, 2000, the plan was abandoned.

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

	June 30, 2001	June 30, 2000	June 30, 1999
Net income (loss) attributable to common shareholders
As reported	$(3,964,677)	$(1,807,686)	$(297,100)
Pro forma	(4,138,531)	(2,089,031)	(378,791)

Earnings (loss) per share of common stock:
As reported	$(0.04)	$(0.03)	(0.01)
Pro forma	$(0.04)	$(0.03)	$(0.01)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000 and 2001: average expected life of option of 2.75 years for 2000 and 2.5 years for 2001, expected volatility of 64% for both years, average risk free interest rate of 6.41% for 2000 and 6.24% for 2001. The weighted average fair value at date of grants is $3.77 per option for 2000 and $1.07 per option for 2001.

The following options to employees were outstanding, of which 2,183,500 were exercisable at the period ending June 30, 2001. Options generally vest over four years.

	Period ended
	June 30, 2001			June 30, 2000			June 30, 1999
	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Options outstanding, beginning of period	9,479,158		$0.33	20,889,124		$0.16	-		$-
Options granted	34,000		3.00	250,000		5.00	20,889,124		0.16
Options cancelled or exercised	(395,000)		3.32	(11,659,966)		0.03	-		-
Options outstanding, end of period	9,118,158		0.33	9,479,158		0.33	20,889,124		$0.16
Option price range at end of period	$0.09 to $3.00			$0.09 to $5.00			$0.03 to $0.50
Weighted average fair value of options granted during period		$1.07			$3.77			$0.03

13. Federal Income Tax Benefit:

The components of income tax expense (benefit) are as follows:

June 30,	2001	2000	1999
Deferred:
Federal	$ 0	$ 0	$ (830)
State	0	0	(160)
	$ 0	$ 0	$ (990)

Net deferred income tax assets arose from the following:

June 30,	2001	2000	1999
Deferred income tax assets:
Allowance for doubtful accounts	$ 1,000	$ 1,000	$ --
Unrealized loss on investments	95,000	60,800	--
Net operating loss carryforward	2,004,200	635,000	111,400
Organization cost	53,100	39,100	7,490
Less valuation allowance	(2,061,300)	(598,110)	(111,400)
Total deferred income tax assets	92,000	137,790	7,490
Deferred income tax liabilities:
Depreciation	(92,000)	(76,000)	(6,500)
Unrealized gain on sale of investments	--	--	(28,590)
Total deferred income tax liabilities	(92,000)	(76,000)	(35,090)
Net deferred income tax asset (liability)	--	61,790	(27,600)

Less deferred income tax (asset)
liability reflected in stockholders' equity	--	(60,800)	28,590
Long-term net deferred income tax asset	$ --	$ 990	$ 990

At June 30, 2001, the Company had a net operating loss carryforward of approximately $5,270,000 that expires 2018. An allowance had been established for the deferred tax asset related to the net operating loss. Additionally, the Company acquired a net operating loss of $880,000, which is subject to certain restrictions under the Internal Revenue Service Code and expires 2003 through 2018.

The effective tax rate on income before taxes on income is different from the maximum federal statutory tax rate. The following summary reconciles taxes at the maximum federal statutory rate with the effective rate:

June 30,	2001	2000	1999
Income tax benefit at maximum statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(4.0)%	(4.0)%	(4.0)%
Increase in valuation allowance	39.0	36.9	38.0
Other items	(1.0)	1.1	--
Income tax expense (benefit), at effective rate	0%	0%	0%

14. Continuing Operations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2001, the Company has negative working capital with obligations totaling $16,969,814 due within one year (Note 5). The Qwest obligation, discussed earlier under "Fiber Optic and Broadband Wireless Network", accounts for $15 million of this amount. The Company has an arrearage of certain federal tax liabilities of approximately $500,000, including payroll liabilities. In addition, the Company incurred losses totaling $5,727,912 on its last two years. These matters raise substantial doubt about the company's ability to continue on as a going concern. The continuation of the Company as a going concern is dependent upon the Company raising additional capital, and attaining and maintaining profitable operations.

The Company has identified potential sources of capital and potential joint venture and/or strategic partners and believes that they will be able to secure the necessary capital to put their business plan into operation. The capital requirements for the Global PTX are included in the earlier announced capital planning. This is part of the EDS Center investment of Segment 1 of the bandwidth network. In March 2001 the Company entered into an agreement with IFG Private Equity LLC. Under this agreement IFG will purchase up to S50 million of the Company's common stork through February 2003. The agreement is planned to operate in a manner similar to a line of credit, allowing the Company to draw upon funds periodically, when and if desired. The funding is planned to provide the underlying support to proceed with the business plan. The funding is subject to SEC approval of a registration filing regarding the equity financing. The Company intends to use the financing to immediately expand its fiber optic and related data storage operations. As of September 2001, the registration filing has not been submitted to the SEC for review, and the Company can make no assurances that such registration statement will be become effective when filed.

15. Subsequent Events:

In August 2001, the Company reached an agreement with Infusion Software Group, LLC (Infusion) to form Global PTX, LLC. The Company and Infusion have established an Application Service Provider business to design, develop and implement data warehousing and data mining applications. Global PTX will establish Private Trade Exchanges focusing on providing customers with an "end-to-end" solution for their business strategies. Initial development activities will be designed to target the Manufacturing and Retail Business Industry Sectors, specifically focused on vendor/customer supply chain management. Infusion is a specialized software and marketing service provider to enterprises thought the US.

On August 2, 2001, the Company issued 90,000 shares of common stock totaling $12,600 for electrical services rendered.

On August 14, 2001, the Company issued 40,000 shares of common stock totaling $10,000 for the purchase of equipment in exchange for equity.

On August 15, 2001, the Company issued 250,000 shares of common stock totaling $25,625.87 to a former employee in full and fair settlement of claims and in exchange for reciprocal general releases related to his termination after June 30, 2001.

16. Recent Accounting Pronouncements:

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which collectively address business combinations and intangible assets acquired individually, with a group of other assets, or in a business combination. SFAS 141 and 142 will become effective July 1, 2002 and are not expected to have a material impact on our financial position or results of operations.

17. Selected Quarterly Financial Data (Unaudited):
	Quarter Ended
Year ended June 30, 2001:	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001
Net Service Revenues	$69,432	$85,366	$201,999	$118,629
Net Loss	$(869,086)	$(933,784)	$(766,564)	$(999,667)
Net Loss Attributable to Common Shareholders	$(869,086)	$(933,784)	$(766,564)	$(1,395,243)
Basic and Diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
	Quarter Ended
Year ended June 30, 2000:	September 30, 1999	December 31, 1999	March 31, 2000	June 30, 2000
Net Service Revenues	$23,995	$74,221	$69,787	$101,646
Net Loss	$(179,739)	$(252,815)	(279,271)	(1,095,861)
Basic and Diluted loss per common share	$0.00	$(0.01)	$(0.00)	$(0.03)

Exhibit 10.12

REGISTRATION RIGHTS AGREEMENT

THIS REGISTRATION RIGHTS AGREEMENT (this "Agreement"), dated as of March 28, 2001 by and between North American DataCom, Inc., a Delaware corporation, (the "Company"), and IFG Private Equity, LLC, a Georgia limited liability company ("IFG")

WHEREAS:

A. In connection with the Common Stock Purchase Agreement by and between the parties hereto of even date herewith (the "Purchase Agreement"), the Company has agreed, upon the terms and subject to the conditions contained therein, to issue and sell to IFG, from time to time, (i) up to $50,000,000 of its Class A Common Stock, par value $.0001 per share (the "Draw Down Shares") and (ii) warrants (the "Warrants") to acquire up to 50,000,000 shares of Class A Common Stock, par value $.0001 per share (the "Common Stock"), upon the terms and conditions and subject to the limitations and conditions set forth in the Purchase Agreement; and

B. To induce IFG to execute and deliver the Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the "Securities Act"), and applicable state securities laws;

NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and IFG hereby agree as follows:

1. DEFINITIONS.

As used in this Agreement, the following terms shall have the following meanings:

a. "IFG" means IFG Private Equity, LLC and any transferee or assignee who agrees to become bound by the provisions of this Agreement in accordance with Section 9 hereof.

b. "Register," "Registered," and "Registration" refer to a registration effected by preparing and filing a Registration Statement or Statements in compliance with the Securities Act and pursuant to Rule 415 under the Securities Act or any successor rule providing for offering securities on a continuous basis ("Rule 415"), and the declaration or ordering of effectiveness of such Registration Statement by the United States Securities and Exchange Commission (the "SEC").

c. "Registrable Securities" shall mean the Draw Down Shares, the Warrant Shares (as defined in the Purchase Agreement) and any other shares of capital stock issued or issuable as a dividend on or in exchange for or otherwise with respect to the Draw Down Shares and the Warrant Shares until (i) the Registration Statement has been declared effective by the SEC and all such shares have been disposed of pursuant to the Registration Statement, (ii) all such shares have been sold under circumstances under which all of the applicable conditions of Rule 144 promulgated under the Securities Act (or any similar provision then in force) ("Rule 144") are met, (iii) all such shares have been otherwise transferred to holders who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, (iv) such time as, in the opinion of counsel to IFG, all such shares may be sold without any time, volume or manner limitations pursuant to Rule 144(k) (or any similar provision then in effect) under the Securities Act or (v) any combination of the foregoing relating to all such shares.

d. "Registration Statement(s)" shall mean a registration statement on Form S-3 (if use of such form is then available to the Company pursuant to the rules of the SEC and, if not, on such other form promulgated by the SEC for which the Company then qualifies and which counsel for the Company shall deem appropriate and which form shall be available for the resale of the Registrable Securities to be registered thereunder in accordance with the provisions of this Agreement and the Purchase Agreement, and in accordance with the intended method of distribution of such securities), for the registration of the resale by IFG of the Registrable Securities under the Securities Act.

To the extent not otherwise defined herein, the definitions set forth in the Purchase Agreement shall apply for purposes of this Agreement.

2. REGISTRATION.

a. Mandatory Registration. The Company shall prepare, and on or prior to the date (the "Filing Date") which is ninety (90) days after the Closing Date (as defined in the Purchase Agreement), file with the SEC a Registration Statement covering the resale of the Registrable Securities, which Registration Statement, to the extent allowable under the Securities Act and the rules and regulations promulgated thereunder (including Rule 416), shall state that such Registration Statement also covers such indeterminate number of additional shares of Common Stock as may become issuable (i) with respect to the Draw Down Shares and Warrant Shares and (ii) upon exercise of or otherwise pursuant to the Warrants to prevent dilution resulting from stock splits, stock dividends or similar transactions. The number of shares of Common Stock initially included in such Registration Statement shall be no less than the sum of (x) the aggregate number of Draw Down Shares issuable pursuant to the Purchase Agreement (assuming that $50,000,000 of Draw Down Shares were to be issued at a price equal to the VWAP (as defined in the Purchase Agreement) on the Closing Date) and (y) one-hundred percent (100%) of the aggregate number of Warrant Shares that are issuable upon the exercise of or otherwise pursuant to the Warrants, without regard to any limitation on the Company's ability to effect Draw Downs under the Purchase Agreement or on IFG’s ability to exercise the Warrants. The Company acknowledges that the number of shares initially included in the Registration Statement represents a good faith estimate of the maximum number of shares issuable under the Purchase Agreement and upon exercise of or otherwise pursuant to the Warrants. The Registration Statement (and each amendment or supplement thereto, and each request for acceleration of effectiveness thereof) shall be provided to and subject to the approval of IFG and its counsel prior to its filing or other submission. The Company shall provide IFG and its counsel with a copy of the Registration Statement and any pre- or post-effective amendment thereto not less than seven (7) business days prior to the intended filing date and shall provide copies of any supplements not less than two (2) business days prior to the intended filing date.

b. Underwritten Offering. If any offering pursuant to a Registration Statement pursuant to Section 2(a) hereof involves an underwritten offering, IFG shall have the right to select one legal counsel and an investment banker or bankers and manager or managers to administer the offering, which investment banker or bankers or manager or managers shall be reasonably satisfactory to the Company.

c. Payments by the Company. The Company shall use its best efforts to obtain effectiveness of the Registration Statement as soon as practicable. If (i) after the Registration Statement(s) covering the Registrable Securities required to be filed by the Company pursuant to Section 2(a) hereof is declared effective by the SEC, sales of all of the Registrable Securities cannot be made pursuant to the Registration Statement, or (ii) the Common Stock is not listed or included for quotation on the NASDAQ National Market ("NASDAQ"), the NASDAQ SmallCap Market ("NASDAQ SmallCap"), the New York Stock Exchange (the "NYSE"), the American Stock Exchange (the "AMEX") or the Over The Counter Bulletin Board (OTC BB) after being so listed or included for quotation, then the Company will make payments to IFG in such amounts and at such times as shall be determined pursuant to this Section 2(c) as partial relief for the damages to IFG by reason of any such delay in or reduction of its ability to sell the Registrable Securities (which remedy shall not be exclusive of any other remedies available at law or in equity). The Company shall pay to IFG in immediately available funds an amount equal to one percent (1%) of the aggregate Investment Amount represented by Draw Down Shares previously purchased by IFG pursuant to the Purchase Agreement for each thirty day period (pro rated for partial periods) during the Registration Period (as defined below) (i) that sales of all of the Registrable Securities cannot be made pursuant to the Registration Statement after the Registration Statement has been declared effective (including, without limitation, when sales cannot be made by reason of the Company's failure to properly supplement or amend the prospectus included therein in accordance with the terms of this Agreement (including Section 3(b) hereof or otherwise), but excluding any days during an Allowed Delay (as defined in Section 3(h)); and (ii) that the Common Stock is not listed or included for quotation on the NASDAQ, NASDAQ SmallCap, NYSE, AMEX or OTC BB or that trading thereon is halted (clauses (i) and (ii) are each referred to herein as an "Ineffective Period"). Such payments pursuant hereto shall be made within five (5) Trading Days after the earliest to occur of (i) the expiration of the Commitment Period, (ii) the expiration of an Ineffective Period (or if an Ineffective Period shall last more than thirty (30) calendar days, the expiration of each thirty (30) calendar days of an Ineffective Period).

d. Eligibility for Form S-3. The Company represents and warrants that it meets the registrant eligibility and transaction requirements for the use of Form S-3 (if use of such form is then available to the Company pursuant to the rules of the SEC and, if not, on such other form promulgated by the SEC for which the Company then qualifies and which counsel for the Company shall deem appropriate and which form shall be available for the resale of the Registrable Securities to be registered thereunder in accordance with the provisions of this Agreement and the Purchase Agreement, and in accordance with the intended method of distribution of such securities), for registration of the sale by IFG of the Registrable Securities and the Company shall file all reports required to be filed by the Company with the SEC in a timely manner so as to maintain such eligibility for the use of Form S-3.

3. OBLIGATIONS OF THE COMPANY.

In connection with the registration of the Registrable Securities, the Company shall have the following obligations:

a. The Company shall prepare promptly, and file with the SEC as soon as practicable after the Closing Date (but in no event later than the Filing Date), a Registration Statement with respect to the number of Registrable Securities provided in Section 2(a), and thereafter use its best efforts to cause such Registration Statement relating to Registrable Securities to become effective as soon as possible after such filing, and keep the Registration Statement effective pursuant to Rule 415 at all times until such date as such shares are no longer considered Registrable Securities pursuant to the definition of such term set forth in Section 1(a)(ii) hereof (such period being referred to as the "Registration Period"), which Registration Statement (including any amendments or supplements thereto and prospectuses contained therein) shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

b. The Company shall prepare and file with the SEC such amendments (including post-effective amendments) and supplements to the Registration Statements and the prospectus used in connection with the Registration Statements as may be necessary to keep the Registration Statements effective at all times during the Registration Period, and, during such period, comply with the provisions of the Securities Act with respect to the disposition of all Registrable Securities of the Company covered by the Registration Statements until such time as all of such Registrable Securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof as set forth in the Registration Statements. In the event that on any Trading Day the number of shares available under a Registration Statement filed pursuant to this Agreement is insufficient to cover all of the Registrable Securities issued or issuable under the Purchase Agreement and upon exercise of or otherwise pursuant to the Warrants, without giving effect to any limitations on the Company's ability to effect Draw Downs under the Purchase Agreement or on IFG’s ability to exercise the Warrants (the "Registration Trigger Date"), the Company shall amend the Registration Statement, or file a new Registration Statement (on the short form available therefore, if applicable), or both, so as to cover all of the Registrable Securities so issued or issuable (without giving effect to any limitations on Draw Downs under the Purchase Agreement or on exercise contained in the Warrants, as applicable) as of the Registration Trigger Date, in each case, as soon as practicable, but in any event within twenty (20) business days after the necessity therefor arises (based on the market price of the Common Stock and other relevant factors on which the Company reasonably elects to rely). The Company shall use its best efforts to cause such amendment and/or new Registration Statement to become effective as soon as practicable following the filing thereof, but in any event within ninety (90) days of the Registration Trigger Date. The provisions of Section 2(c) above shall be applicable with respect to the Company's obligations under this Section 3(b).

c. On or before each Draw Down Date, the Company shall prepare and file with the SEC a supplement to the Registration Statement, in form and substance agreed upon by the parties, regarding the Draw Down including the Draw Down Date, the Investment Amount, the number of shares sold to IFG in connection with all previous Draw Downs, if not previously disclosed in an SEC Document, and any additional information required by SEC rules and regulations, including Item 507 of Regulation S-K.

d. The Company shall furnish to IFG whose Registrable Securities are included in a Registration Statement and its legal counsel (i) promptly after the same is prepared and publicly distributed, filed with the SEC, or received by the Company, one copy of each Registration Statement and any amendment thereto, each preliminary prospectus and prospectus and each amendment or supplement thereto, and, in the case of the Registration Statement referred to in Section 2(a), each letter written by or on behalf of the Company to the SEC or the staff of the SEC, and each item of correspondence from the SEC or the staff of the SEC, in each case relating to such Registration Statement (other than any portion of any thereof which contains information for which the Company has sought confidential treatment), and (ii) such number of copies of a prospectus, including a preliminary prospectus, and all amendments and supplements thereto and such other documents as IFG may reasonably request in order to facilitate the disposition of the Registrable Securities owned by IFG. The Company will immediately notify IFG by facsimile of the effectiveness of each Registration Statement or any post-effective amendment. The Company will promptly respond to any and all comments received from the SEC, with a view towards causing each Registration Statement or any amendment thereto to be declared effective by the SEC as soon as practicable and shall file an acceleration request as soon as practicable following the resolution or clearance of all SEC comments or, if applicable, following notification by the SEC that any such Registration Statement or any amendment thereto will not be subject to review.

e. The Company shall use reasonable efforts to (i) register and qualify the Registrable Securities covered by the Registration Statements under such other securities or "blue sky" laws of such jurisdictions in the United States as IFG reasonably requests, (ii) prepare and file in those jurisdictions such amendments (including post-effective amendments) and supplements to such registrations and qualifications as may be necessary to maintain the effectiveness thereof during the Registration Period, (iii) take such other actions as may be necessary to maintain such registrations and qualifications in effect at all times during the Registration Period, and (iv) take all other actions reasonably necessary or advisable to qualify the Registrable Securities for sale in such jurisdictions; provided, however, that the Company shall not be required in connection therewith or as a condition thereto to (a) qualify to do business in any jurisdiction where it would not otherwise be required to qualify but for this Section 3(e), (b) subject itself to general taxation in any such jurisdiction, (c) file a general consent to service of process in any such jurisdiction, (d) provide any undertakings that cause the Company undue expense or burden, or (e) make any change in its charter or bylaws, which in each case the Board of Directors of the Company determines to be contrary to the best interests of the Company and its stockholders.

f. In the event IFG selects underwriters for the offering, the Company shall enter into and perform its obligations under an underwriting agreement, in usual and customary form, including, without limitation, customary indemnification and contribution obligations, with the underwriters of such offering.

g. The Company will immediately notify IFG upon the occurrence of any of the following events in respect of the Registration Statement or related prospectus in respect of the resale of the Registrable Securities: (i) receipt of any request for additional information from the SEC or any other federal or state governmental authority during the period of effectiveness of the Registration Statement, the response to which would require any amendments or supplements to the Registration Statement or related prospectus; (ii) the issuance by the SEC or any other federal or state governmental authority of any stop order suspending the effectiveness of the Registration Statement or the initiation of any proceedings for that purpose; (iii) receipt of any notification with respect to the suspension of the qualification or exemption from qualification of any of the Securities for sale in any jurisdiction or the initiation or threatening of any proceeding for such purpose; and (iv) the happening of any event that makes any statement made in the Registration Statement or related prospectus or any document incorporated or deemed to be incorporated therein by reference untrue in any material respect or that requires the making of any changes in the Registration Statement, related prospectus or documents so that, in the case of the Registration Statement, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading, and that in the case of the related prospectus, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, however that prior to the disclosure by the Company of any material non-public information to IFG or its advisors or representatives pursuant to this Section 3(g) or any other provisions of this Agreement, the Company shall identify such information as being material non-public information and shall provide IFG with the opportunity to accept or refuse to accept such material non-public information.

h. As promptly as practicable after becoming aware of an event specified in Section 3(g)(iv) of this Agreement, the Company shall use its best efforts promptly to prepare a supplement or amendment to any Registration Statement to correct such untrue statement or omission, and deliver such number of copies of such supplement or amendment to IFG as IFG may reasonably request; provided that, for not more than twenty (20) consecutive Trading Days (or a total of not more than sixty (60) Trading Days in any twelve (12) month period), the Company may delay the disclosure of material non-public information concerning the Company (as well as prospectus or Registration Statement updating) the disclosure of which at the time is not, in the good faith opinion of the Company, in the best interests of the Company (an "Allowed Delay"); provided, further, that the Company shall promptly (i) notify IFG in writing of the existence of (but in no event, without the prior written consent of IFG, shall the Company disclose to IFG any of the facts or circumstances regarding) material non-public information giving rise to an Allowed Delay and (ii) advise IFG in writing to cease all sales under such Registration Statement until the end of the Allowed Delay. Upon expiration of the Allowed Delay, the Company shall again be bound by Section 3(g) and the first sentence of this Section 3(h) with respect to the information giving rise thereto. In the event that IFG consents to receipt of material non-public information pursuant to the second proviso contained in the first sentence of this Section 3(h), IFG hereby agrees to keep such information confidential until the earlier of (i) the date when such information is publicly disclosed by the Company and (ii) the date which is twenty-one (21) Trading Days after the beginning of the period constituting such Allowed Delay.

i. The Company shall use its best efforts to prevent the issuance of any stop order or other suspension of effectiveness of any Registration Statement, and, if such an order is issued, to obtain the withdrawal of such order at the earliest possible moment and to notify IFG (or, in the event of an underwritten offering, the managing underwriters) of the issuance of such order and the resolution thereof.

j. The Company shall permit a single firm of counsel designated by IFG to review such Registration Statement and all amendments and supplements thereto (as well as all requests for acceleration or effectiveness thereof and any correspondence between the Company and the SEC relating to the Registration Statement) a reasonable period of time (as specified in Section 2(c) above) prior to their filing with the SEC, and not file any document (nor send any correspondence) in a form to which such counsel reasonably objects and will not request acceleration of such Registration Statement without prior notice to such counsel. The sections of such Registration Statement covering information with respect to IFG, IFG’s beneficial ownership of securities of the Company or IFG’s intended method of disposition of Registrable Securities shall conform to the information provided to the Company by IFG.

k. The Company shall make generally available to its security holders as soon as practicable, but not later than ninety (90) days after the close of the period covered thereby, an earnings statement (in form complying with the provisions of Rule 158 under the Securities Act) covering a twelve-month period beginning not later than the first day of the Company's fiscal quarter next following the effective date of the Registration Statement.

l. On the date that Registrable Securities are delivered to an underwriter, if any, for sale in connection with any Registration Statement or, if such securities are not being sold by an underwriter, on the date of effectiveness thereof and on each Draw Down Date, the Company shall have caused to be delivered to IFG (and to each underwriter, if any) (i) an opinion of the Company's independent counsel in the form of Exhibit G to the Purchase Agreement, addressed to the underwriters, if any, and IFG and (ii) a Comfort Letter or Bring Down Comfort Letter, as applicable, as required pursuant to the terms of the Purchase Agreement, addressed to the underwriters, if any, and IFG.

m. Subject to the provisions of the Purchase Agreement, the Company shall make available for inspection by (i) IFG, (ii) any underwriter participating in any disposition pursuant to a Registration Statement, (iii) one firm of attorneys and one firm of accountants or other agents retained by IFG, and (iv) one firm of attorneys retained by all such underwriters (collectively, the "Inspectors") all pertinent financial and other records, and pertinent corporate documents and properties of the Company (collectively, the "Records"), as shall be reasonably deemed necessary by each Inspector to enable each Inspector to exercise its due diligence responsibility, and cause the Company's officers, directors and employees to supply all information which any Inspector may reasonably request for purposes of such due diligence; provided, however, that, subject to the provisions of the Purchase Agreement, each Inspector shall hold in confidence and shall not make any disclosure (except to IFG) of any Record or other information which the Company determines in good faith to be confidential, and of which determination the Inspectors are so notified, unless (a) the release of such Records is ordered pursuant to a subpoena or other order from a court or government body of competent jurisdiction or (b) the information in such Records has been made generally available to the public other than by disclosure in violation of this or any other agreement. Nothing herein (or in any other confidentiality agreement between the Company and IFG) shall be deemed to limit IFG’s ability to sell Registrable Securities in a manner which is otherwise consistent with applicable laws and regulations.

n. The Company shall hold in confidence and not make any disclosure of information concerning IFG provided to the Company unless (i) the disclosure of such information is necessary to comply with federal or state securities laws, (ii) the disclosure of such information is necessary to avoid or correct a misstatement or omission in any Registration Statement, (iii) the release of such information is ordered pursuant to a subpoena or other order from a court or governmental body of competent jurisdiction, or (iv) such information has been made generally available to the public other than by disclosure in violation of this or any other agreement. The Company agrees that it shall, upon learning that disclosure of such information concerning IFG is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt notice to IFG prior to making such disclosure, and allow IFG, at its expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, such information.

o. The Company shall (i) cause all the Registrable Securities covered by the Registration Statement to be listed on each national securities exchange on which securities of the same class or series issued by the Company are then listed, if any, if the listing of such Registrable Securities is then permitted under the rules of such exchange, or (ii) to the extent the securities of the same class or series are not then listed on a national securities exchange, secure the designation and quotation of all the Registrable Securities covered by the Registration Statement on NASDAQ or, if not eligible for NASDAQ on the NASDAQ SmallCap and, without limiting the generality of the foregoing, to arrange for at least two market makers to register with the National Association of Securities Dealers, Inc. ("NASD") as such with respect to such Registrable Securities.

p. The Company shall provide a transfer agent and registrar, which may be a single entity, for the Registrable Securities not later than the effective date of the Registration Statement.

q. The Company shall cooperate with IFG and the managing underwriter or underwriters, if any, to facilitate the timely preparation and delivery of certificates (not bearing any restrictive legends) representing Registrable Securities to be offered pursuant to such Registration Statement and enable such certificates to be in such denominations or amounts, as the case may be, as the managing underwriter or underwriters, if any, or IFG may reasonably request and registered in such names as the managing underwriter or underwriters, if any, or IFG may request, and, within three (3) business days after a Registration Statement which includes Registrable Securities is ordered effective by the SEC, the Company shall deliver, and shall cause legal counsel selected by the Company to deliver, to the transfer agent for the Registrable Securities (with copies to IFG) an instruction in the form attached hereto as Exhibit 1 and an opinion of such counsel in the form attached hereto as Exhibit 2.

r. At the request of the holders of a majority-in-interest of the Registrable Securities, the Company shall prepare and file with the SEC such amendments (including post-effective amendments) and supplements to a Registration Statement and any prospectus used in connection with the Registration Statement as may be necessary in order to change the plan of distribution set forth in such Registration Statement.

s. The Company shall not, and shall not agree to, allow the holders of any securities of the Company to include any of their securities in any Registration Statement under Section 2(a) hereof or any amendment or supplement thereto under Section 3(b) hereof without the consent of the holders of a majority-in-interest of the Registrable Securities. In addition, the Company shall not offer any securities for its own account or the account of others in any Registration Statement under Section 2(a) hereof or any amendment or supplement thereto under Section 3(b) hereof without the consent of the holders of a majority-in-interest of the Registrable Securities.

t. The Company shall take all other reasonable actions necessary to expedite and facilitate disposition by IFG of Registrable Securities pursuant to a Registration Statement.

u. The Company shall comply with all applicable laws related to a Registration Statement and offering and sale of securities and all applicable rules and regulations of governmental authorities in connection therewith (including without limitation the Securities Act and the Exchange Act and the rules and regulations promulgated by the SEC).

4. OBLIGATIONS OF IFG.

In connection with the registration of the Registrable Securities, IFG shall have the following obligations:

a. It shall be a condition precedent to the obligations of the Company to complete the registration pursuant to this Agreement with respect to the Registrable Securities that IFG shall furnish to the Company such information regarding itself, the Registrable Securities held by it and the intended method of disposition of the Registrable Securities held by it as shall be reasonably required to effect the registration of such Registrable Securities and shall execute such documents in connection with such registration as the Company may reasonably request. At least seven (7) business days prior to the first anticipated filing date of the Registration Statement, the Company shall notify IFG of the information the Company requires from IFG.

b. IFG, by its acceptance of the Registrable Securities, agrees to cooperate with the Company as reasonably requested by the Company in connection with the preparation and filing of the Registration Statements hereunder, unless IFG has notified the Company in writing of its election to exclude all of its Registrable Securities from the Registration Statements.

c. In the event IFG determines to engage the services of an underwriter, IFG agrees to enter into and perform its obligations under an underwriting agreement, in usual and customary form, including, without limitation, customary indemnification and contribution obligations, with the managing underwriter of such offering and take such other actions as are reasonably required in order to expedite or facilitate the disposition of the Registrable Securities, unless IFG has notified the Company in writing of its election to exclude all of IFG’s Registrable Securities from such Registration Statement.

d. IFG agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in Sections 3(g) or 3(i), IFG will immediately discontinue disposition of Registrable Securities pursuant to the Registration Statement covering such Registrable Securities until IFG’s receipt of the copies of the supplemented or amended prospectus contemplated by Sections 3(g) or 3(i) and, if so directed by the Company, IFG shall deliver to the Company (at the expense of the Company) or destroy (and deliver to the Company a certificate of destruction) all copies in IFG’s possession, of the prospectus covering such Registrable Securities current at the time of receipt of such notice.

e. IFG may not participate in any underwritten registration hereunder unless IFG (i) agrees to sell its Registrable Securities on the basis provided in any underwriting arrangements in usual and customary form entered into by the Company, (ii) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents reasonably required under the terms of such underwriting arrangements, and (iii) agrees to pay its pro rata share of all underwriting discounts and commissions and any expenses in excess of those payable by the Company pursuant to Section 5 below.

5. EXPENSES OF REGISTRATION.

All reasonable expenses, other than underwriting discounts and commissions, incurred in connection with registrations, filings or qualifications pursuant to Sections 2 and 3, including, without limitation, all registration, listing and qualification fees, printers and accounting fees, the fees and disbursements of counsel for the Company, and the reasonable fees and disbursements of one counsel selected by IFG pursuant to Sections 2(b) and 3(j) hereof shall be borne by the Company.

6. INDEMNIFICATION.

In the event any Registrable Securities are included in a Registration Statement under this Agreement:

a. To the extent permitted by law, the Company will indemnify, hold harmless and defend (i) IFG, (ii) the directors, officers, partners, owners, employees, agents and each person who controls IFG within the meaning of the Securities Act or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), if any, (iii) any underwriter (as defined in the Securities Act) for IFG, and (iv) the directors, officers, partners, employees and each person who controls any such underwriter within the meaning of the Securities Act or the Exchange Act, if any (each, an "Indemnified Person"), against any joint or several losses, claims, damages, liabilities or expenses (collectively, together with actions, proceedings or inquiries by any regulatory or self-regulatory organization, whether commenced or threatened, in respect thereof, "Claims") to which any of them may become subject insofar as such Claims arise out of or are based upon: (i) any untrue statement or alleged untrue statement of a material fact in a Registration Statement or the omission or alleged omission to state therein a material fact required to be stated or necessary to make the statements therein not misleading; (ii) any untrue statement or alleged untrue statement of a material fact contained in any preliminary prospectus if used prior to the effective date of such Registration Statement, or contained in the final prospectus (as amended or supplemented, if the Company files any amendment thereof or supplement thereto with the SEC) or the omission or alleged omission to state therein any material fact necessary to make the statements made therein, in light of the circumstances under which the statements therein were made, not misleading; or (iii) any violation or alleged violation by the Company of the Securities Act, the Exchange Act, any other law, including, without limitation, any state securities law, or any rule or regulation thereunder relating to the offer or sale of the Registrable Securities (the matters in the foregoing clauses (i) through (iii) being, collectively, "Violations"). Subject to the restrictions set forth in Section 6(c) with respect to the number of legal counsel, the Company shall reimburse the Indemnified Person, promptly as such expenses are incurred and are due and payable, for any reasonable legal fees or other reasonable expenses incurred by them in connection with investigating or defending any such Claim. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this Section 6(a): (i) shall not apply to a Claim arising out of or based upon a Violation which occurs in reliance upon and in conformity with information furnished in writing to the Company by any Indemnified Person or underwriter for such Indemnified Person expressly for use in connection with the preparation of such Registration Statement or any such amendment thereof or supplement thereto; (ii) shall not apply to amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of the Company, which consent shall not be unreasonably withheld; and (iii) with respect to any preliminary prospectus, shall not inure to the benefit of any Indemnified Person if the untrue statement or omission of material fact contained in the preliminary prospectus was corrected on a timely basis in the prospectus, as then amended or supplemented, such corrected prospectus was timely made available by the Company pursuant to Section 3(d) hereof, and the Indemnified Person was promptly advised in writing not to use the incorrect prospectus prior to the use giving rise to a Violation and such Indemnified Person, notwithstanding such advice, used it. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Indemnified Person and shall survive the transfer of the Registrable Securities by IFG pursuant to Section 9.

b. In connection with any Registration Statement in which IFG is participating, IFG agrees to indemnify, hold harmless and defend, to the same extent and in the same manner set forth in Section 6(a), the Company, each of its directors, each of its officers who signs the Registration Statement, each person, if any, who controls the Company within the meaning of the Securities Act or the Exchange Act, any underwriter and any other stockholder selling securities pursuant to the Registration Statement or any of its directors or officers or any person who controls such stockholder or underwriter within the meaning of the Securities Act or the Exchange Act (collectively and together with an Indemnified Person, an "Indemnified Party"), against any Claim to which any of them may become subject, under the Securities Act, the Exchange Act or otherwise, insofar as such Claim arises out of or is based upon any Violation by IFG, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished to the Company by IFG expressly for use in connection with such Registration Statement; and subject to Section 6(c), IFG will reimburse any legal or other expenses (promptly as such expenses are incurred and are due and payable) reasonably incurred by it in connection with investigating or defending any such Claim; provided, however, that the indemnity agreement contained in this Section 6(b) shall not apply to amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of IFG, which consent shall not be unreasonably withheld; provided, further, however, that IFG shall be liable under this Agreement (including this Section 6(b) and Section 7) for only that amount as does not exceed the net proceeds to IFG as a result of the sale of Registrable Securities pursuant to such Registration Statement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such Indemnified Party and shall survive the transfer of the Registrable Securities by IFG pursuant to Section 9. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this Section 6(b) with respect to any preliminary prospectus shall not inure to the benefit of any Indemnified Party if the untrue statement or omission of material fact contained in the preliminary prospectus was corrected on a timely basis in the prospectus, as then amended or supplemented.

c. Promptly after receipt by an Indemnified Person or Indemnified Party under this Section 6 of notice of the commencement of any action (including any governmental action), such Indemnified Person or Indemnified Party shall, if a Claim in respect thereof is to be made against any indemnifying party under this Section 6, deliver to the indemnifying party a written notice of the commencement thereof, and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume control of the defense thereof with counsel mutually satisfactory to the indemnifying party and the Indemnified Person or the Indemnified Party, as the case may be; provided, however, that an Indemnified Person or Indemnified Party shall have the right to retain its own counsel with the fees and expenses to be paid by the indemnifying party, if, in the reasonable opinion of counsel retained by the indemnifying party, the representation by such counsel of the Indemnified Person or Indemnified Party and the indemnifying party would be inappropriate due to actual or potential differing interests between such Indemnified Person or Indemnified Party and any other party represented by such counsel in such proceeding. The indemnifying party shall pay for only one separate legal counsel for the Indemnified Persons or the Indemnified Parties, as applicable, and such legal counsel shall be selected by IFG, if IFG is entitled to indemnification hereunder, or the Company, if the Company is entitled to indemnification hereunder, as applicable. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action shall not relieve such indemnifying party of any liability to the Indemnified Person or Indemnified Party under this Section 6, except to the extent that the indemnifying party is actually prejudiced in its ability to defend such action. The indemnification required by this Section 6 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as such expense, loss, damage or liability is incurred and is due and payable.

7. CONTRIBUTION.

To the extent any indemnification by an indemnifying party is prohibited or limited by law, the indemnifying party agrees to make the maximum contribution with respect to any amounts for which it would otherwise be liable under Section 6 to the fullest extent permitted by law; provided, however, that (i) no contribution shall be made under circumstances where the maker would not have been liable for indemnification under the fault standards set forth in Section 6, (ii) no seller of Registrable Securities guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any seller of Registrable Securities who was not guilty of such fraudulent misrepresentation, and (iii) contribution (together with any indemnification or other obligations under this Agreement) by any seller of Registrable Securities shall be limited in amount to the net amount of proceeds received by such seller from the sale of such Registrable Securities.

8. REPORTS UNDER THE EXCHANGE ACT.

With a view to making available to IFG the benefits of Rule 144 or any other similar rule or regulation of the SEC that may at any time permit IFG to sell securities of the Company to the public without registration, the Company agrees to:

a. make and keep public information available, as those terms are understood and defined in Rule 144;

b. file with the SEC in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act so long as the Company remains subject to such requirements (it being understood that nothing herein shall limit the Company's obligations under Section 5.3 of the Purchase Agreement) and the filing of such reports and other documents is required for the applicable provisions of Rule 144; and

c. furnish to IFG so long as IFG owns Registrable Securities, promptly upon request, (i) a written statement by the Company that it has complied with the reporting requirements of Rule 144, the Securities Act and the Exchange Act, (ii) a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company, and (iii) such other information as may be reasonably requested to permit IFG to sell such securities pursuant to Rule 144 without registration.

9. ASSIGNMENT OF REGISTRATION RIGHTS.

The rights under this Agreement shall be automatically assignable by IFG to any transferee of all or any portion of Registrable Securities if: (i) IFG agrees in writing with the transferee or assignee to assign such rights, and a copy of such agreement is furnished to the Company within a reasonable time after such assignment, (ii) the Company is, within a reasonable time after such transfer or assignment, furnished with written notice of (a) the name and address of such transferee or assignee, and (b) the securities with respect to which such registration rights are being transferred or assigned, (iii) following such transfer or assignment, the further disposition of such securities by the transferee or assignee is restricted under the Securities Act and applicable state securities laws, (iv) at or before the time the Company receives the written notice contemplated by clause (ii) of this sentence, the transferee or assignee agrees in writing with the Company to be bound by all of the provisions contained herein, (v) such transfer shall have been made in accordance with the applicable requirements of the Purchase Agreement, and (vi) such transferee shall be an "accredited investor" as that term defined in Rule 501 of Regulation D promulgated under the Securities Act.

10. AMENDMENT OF REGISTRATION RIGHTS.

Provisions of this Agreement may be amended and the observance thereof may be waived (either generally or in a particular instance and either retroactively or prospectively), only with written consent of the Company and IFG. Any amendment or waiver affected in accordance with this Section 10 shall be binding upon IFG and the Company.

11. MISCELLANEOUS.

a. A person or entity is deemed to be a holder of Registrable Securities whenever such person or entity owns of record such Registrable Securities. If the Company receives conflicting instructions, notices or elections from two or more persons or entities with respect to the same Registrable Securities, the Company shall act upon the basis of instructions, notice or election received from the registered owner of such Registrable Securities.

b. Any notices required or permitted to be given under the terms hereof shall be sent by certified or registered mail (return receipt requested) or delivered personally or by courier (including a recognized overnight delivery service) or by facsimile and shall be effective five days after being placed in the mail, if mailed by regular United States mail, or upon receipt, if delivered personally or by courier (including a recognized overnight delivery service) or by facsimile, in each case addressed to a party. The addresses for such communications shall be:

If to the Company:
751 County Road 989, Building 1000
Iuka, MS 38852
Attention: Robert R. Crawford
Facsimile: (662) 424-5059

If to IFG:

IFG Private Equity, LLC
9755 Dogwood Road, Suite 210
Roswell, GA 30075
Attention: Tony Gentile
Facsimile: (770) 640-0602

c. Failure of any party to exercise any right or remedy under this Agreement or otherwise, or delay by a party in exercising such right or remedy, shall not operate as a waiver thereof.

d. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware applicable to agreements made and to be performed in multiple States without regard to principles of conflict of laws). Both parties irrevocably consent to the exclusive jurisdiction of the United States federal courts and the state courts located in Georgia with respect to any suit or proceeding based on or arising under this Agreement, the agreements entered into in connection herewith or the transactions contemplated hereby or thereby and irrevocably agree that all claims in respect of such suit or proceeding may be determined in such courts. Both parties irrevocably waive the defense of an inconvenient forum to the maintenance of such suit or proceeding. Both parties further agree that service of process upon a party mailed by first class mail shall be deemed in every respect effective service of process upon the party in any such suit or proceeding. Nothing herein shall affect either party's right to serve process in any other manner permitted by law. Both parties agree that a final non-appealable judgment in any such suit or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on such judgment or in any other lawful manner.

e. This Agreement, the Purchase Agreement and the Warrants (including all schedules and exhibits hereto or thereto) constitute the entire agreement among the parties hereto with respect to the subject matter hereof and thereof. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein and therein. This Agreement, the Purchase Agreement and the Warrants supersede all prior agreements and understandings among the parties hereto with respect to the subject matter hereof and thereof.

f. Subject to the requirements of Section 9 hereof, this Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto.

g. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

h. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same agreement.

i. Each party shall do and perform, or cause to be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

j. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to IFG by vitiating the intent and purpose of the transactions contemplated hereby. Accordingly, the Company acknowledges that the remedy at law for breach of its obligations hereunder will be inadequate and agrees, in the event of a breach or threatened breach by the Company of any of the provisions hereunder, that IFG shall be entitled, in addition to all other available remedies in law or in equity, to an injunction or injunctions to prevent or cure breaches of the provisions of this Agreement and to enforce specifically the terms and provisions hereof, without the necessity of showing economic loss and without any bond or other security being required.

k. The language used in this Agreement will be deemed to be the language chosen by the parties to express their mutual intent, and no rules of strict construction will be applied against any party.

l. In the event that any provision of this Agreement is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law. Any provision hereof which may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision hereof.

IN WITNESS WHEREOF, the Company and IFG have caused this Agreement to be duly executed as of the date first above written.

NORTH AMERICAN DATACOM, INC.   IFG PRIVATE EQUITY, LLC

By: /s/ Robert R. Crawford                             By: /s/ Tony Gentile

Robert R. Crawford, President                             Tony Gentile, Manager