Form 10-Q
period 2001-09-30
NORTH AMERICAN DATACOM INC
filed 2001-11-20
CIK 823387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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
Common Stock, $.0001 par value, 100,547,074 shares outstanding as of November 19, 2001.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTH AMERICAN DATACOM, INC.
Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and June 30, 2001

ASSETS	Sept. 30, 2001	June 30, 2001
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$30,783	$18,484
Accounts Receivable, Net of Allowance of $2,400 for September 30, 2001
and June 30, 2001	69,513	76,230
Inventories	7,541	5,978
Employee Advances	2,555	2,555
Other	8,000	-
Total Current Assets	$118,392	$103,247

Investments (Note 3)	-	-

Property and Equipment
Conduit and Optic Fiber (Note 4)	14,525,905	14,525,905
Computers and Equipment	728,102	728,032
Communications Equipment and Wireless Towers	638,568	627,507
Software	352,374	351,184
Other	96,520	123,763
Total Property and Equipment	16,341,469	16,356,391
Less Accumulated Depreciation and Amortization	(134,371)	(107,992)
Net Property and Equipment	16,207,098	16,248,399
Other Assets (Note 5)	702,924	651,794
TOTAL ASSETS	$17,028,414	$17,003,440

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade Note Payable, Net of Unamortized Discount (Note 4)	$15,118,000	$15,118,000
Accounts Payable	993,358	1,044,558
Accrued Expenses	719,292	692,103
Dividends Payable	-	55,950
Notes Payable (Note 10)	140,000	-
Convertible Notes Payable	33,541	33,541
Total Current Liabilities	17,004,191	16,944,152
Payable to Officer	-	25,662
TOTAL LIABILITIES	$17,004,191	$16,969,814

Commitments and Contingencies (Notes 4, 5, 6 and 8)	-	-

Stockholders' Equity (Note 9)
Convertible Preferred Stock, No Par Value; 400,000 Shares Authorized	-	-
Series B Convertible Preferred Stock, $.0001 Par Value;
6% Cumulative; 5,000 Shares Authorized; 2,003 and 1,756 Shares
Issued and Outstanding as of September 30, 2001 and June 30, 2001	2,002,432	1,755,492
Common Stock, $.0001 Par Value 150,000,000 Shares Authorized,
100,547,074 and 100,167,074 Shares Issued and Outstanding
as September 30, 2001and June 30, 2000, respectively	10,054	10,016
Additional Paid-In Capital	4,585,656	4,585,655
Other Accumulated Comprehensive Income	(250,000)	(250,000)
Accumulated Deficit	(6,380,106)	(6,067,538)
TOTAL STOCKHOLDERS' EQUITY	24,223	33,626
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,028,414	$17,003,440
See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Operation
(Unaudited)
	For the Three Months Ended September 31, 2001	For the Three Months Ended September 31, 2000
Net Service Revenues	$138,923	$69,432
Cost of Services	30,335	48,014
Gross Profit	108,588	21,418

Selling, General and Administrative	421,198	715,864
Operating Loss	(312,610)	(694,446)
Other Income (Expense):
Interest Expense	-	(182,416)
Other	42	7,776
Total Other Income (Expense)	42	(174,640)
Loss Before Income Tax Expense (Benefit)	$(312,568)	$(869,086)
Income Tax Expense (Benefit)	-	-
Net Loss	$(312,568)	$(869,086)
Net Loss Applicable to Common Shareholder	(312,568)	(869,086)
Basic and Diluted Loss per Common Share (Note 1)	$(0.003)	$(0.01)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted (Note 1)	100,420,407	91,393,141
See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 31, 2001	For the Three Months Ended September 31, 2000
Net loss	$(312,568)	$(869,086)
Net change in unrealized loss on investments (Note 3)	-	(30,000)
Comprehensive loss	$(312,568)	$(899,086)
See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Changes in Stockholders Equity
(Unaudited)
							Net
	Series B Preferred		Common Stock		Additional		Unrealized
	Stock			Par	Paid-In	Accumulated	Loss on	Stockholders'
	Shares	Amount	Shares	Value	Capital	Deficit	Investments	Equity
Balance, June 30, 2001	1,756	$1,755,492	100,167,074	$10,016	$4,585,656	$(6,067,538)	$(250,000)	$33,626
Issuance of Series B
preferred stock	191	190,990	-	-	-	-	-	190,990
Preferred Stock Issuance
of additional Series B
Preferred Stock (Note 7)	56	55,950	-	-	-	-	-	55,950
Issuance of shares
for services rendered	-	-	90,000	9	12,591	-	-	12,600
Issuance of shares for
equipment	-	-	40,000	4	9,996	-	-	10,000
Issuance of shares for
settlement of claims (Note 7)	-	-	250,000	25	25,600	-	-	25,625
Stock options (Note 10)	-	-	-	-	8,000	-	-	8,000
Net loss for the period
ended September 30, 2001	-	-	-	-	-	(312,568)	-	(312,568)
Balance, September 30, 2001	2,003	$2,002,432	100,547,074	$10,054	$4,641,843	$(6,380,106)	$(250,000)	$24,223
See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended Sept. 30, 2001	For the Three Months Ended Sept. 30, 2000
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(312,568)	$(869,086)
Adjustment to reconcile net loss to cash used in operations:
Depreciation and amortization (Note 4)	40,949	18,545
Noncash interest charge (Note 4)	-	182,545
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,717	99,943
Increase in inventory	(1,563)	(1,550)
(Increase) Decrease in other assets and employee advances	34,158	(135,489)
Increase in accounts payable and accrued expenses	24,215	183,101
NET CASH USED IN OPERATING ACTIVITIES	(208,092)	(522,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,953)	(143,977)
Proceeds from the sale of property and equipment	27,017	-
Other advance (Note 5)	-	(200,000)
NET CASH PROVIDE BY (USED IN) INVESTING ACTIVITIES	8,064	(343,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock (Note 9)	-	1,097,125
Payments on trade note payable	-	(575,000)
Proceeds from sale of preferred stock (Note 9)	165,327	500,000
Increase in notes payable (Note 7)	47,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	212,327	1,022,125

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	12,299	155,875
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,484	20,948
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,783	$176,823
See Accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

NORTH AMERICAN DATACOM, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of North American DataCom, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2001 and its results of operations and cash flows for the three-month periods ended September 30, 2001 and 2000. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of June 30, 2001 including the notes thereto

Nature of Business

The Company intends to provide communications and information technology services with an emphasis on broadband fiber optic and wireless telecommunications services that support enterprise data storage solutions, primarily for customers in southern United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of the realization of investments, long-lived assets and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different from those reported in the consolidated financial statements and the effect of such difference could be material.

Investments

Investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity.

Realized gains and losses, and declines in value judged to be other then temporary, are included in other income. The cost of securities sold is based on the specific identification method and interest earned is included in other income.

Revenue Recognition

Revenue is recognized when services are rendered.

Taxes on Income

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, the Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carry forwards. Measurement of deferred income taxes is based upon enacted tax laws and tax rates, with the measurement of deferred income tax assets reduced by estimated amounts of tax benefits not likely to be realized.

Loss per Share

Basic and diluted loss per common share have been computed based upon the weighted average number of shares outstanding during the three-month periods ending September 30, 2001 and 2000. Common stock equivalents consisting of stock options, convertible notes, convertible preferred stock and warrants were not considered in either period, as their effect would be anti-dilutive. The maximum number of shares assuming full conversion from the Company’s per share computations is as follows:

	September 30, 2001	September 30, 2000
Stock Options	13,751,916	14,611,178
Convertible Notes	47,208	-
Convertible Preferred Stock	5,453,851	400,000
	19,252,975	15,011,178

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

Licenses

Licenses relate to the Company’s FCC License to provide personal communications and paging services. Generally, amortization begins with the commencement of service to customers and is computed using the straight-line method over an estimated useful life of 15 years.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, consisting of cash and cash equivalents, notes and accounts receivable, accounts payable and payable to director approximate their respective fair values.

Business Lines

Fiber Optic and Broadband Wireless Network: The Company is building a fiber optic and broadband wireless communications network, which will allow for the high-speed transmission of large amounts of data. It is expected that businesses, government agencies and institutions will use the Company’s network as a preferred alternative to existing telephone and satellite data transmission systems. The Company installed a wireless network connecting Iuka, MS to Atlanta, GA and Memphis, TN during fiscal 2001. This wireless network currently operates at a DS-3 bandwidth level.

The Company plans to assist corporations, government agencies and institutions in the design and installation of their own internal telecommunications networks. The Company plans to use state-of-the-art technology, which will enable its clients to transfer and receive large amounts of data at high speed between both internal and external sources.

In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida. Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications. The agreement with Qwest calls for payments of approximately $15 million over the course of the agreement, all which is currently past due by the Company. Qwest has declared a default, but has not initiated arbitration or other proceedings to recover the conduit.

In August 2000, the Company entered into an agreement with a third-party contractor to lay fiber conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The contractor did not complete the conduit installation. The Company has not made any payments under this agreement. This agreement was terminated due to changes in the schedule of installations. The Company plans to amend certain terms of the agreement based upon new schedules. The Company has installed 24 miles of conduit, of which approximately 8 miles was sold to Bell South in fiscal 2001, providing access to the Company’s enterprise data center in Iuka, Mississippi.

While the Company is building its fiber network, the Company has installed a communications tower to provide wireless connectivity, initially at 500 MBPS, from the Company’s facility in Iuka, Mississippi into the nationwide Internet and telecommunications system through Atlanta and Memphis. This provides the Company with an interim capability to test market its enterprise data storage services, web-hosting services, and competitive local exchange carrier (CLEC) and interstate exchange carrier (IXC) telephone services to select markets.

Internet Access: As of September 30, 2001, the Company provides Internet access services to 1,455 customers in Mississippi, Tennessee and Alabama. Internet services provided by the Company include basic dial-up access to the Internet through standard computer modems, high speed Internet access, and the design and hosting of websites for customers. As the Company’s fiber optic and broadband wireless network expands, the Company will attempt to market its Internet access provider services to businesses and retail customers along the route of the network.

Digital and Alpha Paging Services: Through its wholly-owned subsidiary, Action Communications, Inc. (“Action”), the Company provides digital and alpha numeric paging services to nine southeastern states and is expanding its coverage area to include portions of the eastern and southwestern United States. As a specialized mobile radio carrier, Action also provides dispatch, telephone and global position system services.

Remote Data Storage: During fiscal 2000, the Company took delivery of $575,000 of equipment that will allow third parties to store and access data stored in digital form on computer systems maintained and operated by the Company in its facility in Iuka, Mississippi.

In November 2000, the Company was awarded a $300,000 research contract to demonstrate commercial applications of statewide remote sensing data. The Company worked with PixSell, Inc., a Mississippi information technology company, and the University of Mississippi’s Department of Computer and Information Science. Under the six-month contract, which was completed in September 2001, the Company expanded and enhanced the existing “Mississippi View” data management system. The View System was developed by PixSell to provide greater access to Mississippi statewide remote sensing satellite and imagery. The enhanced archived View System makes it a Real Time asset for education, state agencies, and MSCI commercial users. MSCI is a partnership between the National Aeronautics and Space Administration (NASA), the University of Mississippi, and high technology businesses. NASA and the State of Mississippi fund MSCI projects. The mission of MSCI is to develop a remote sensing industry in Mississippi by commercializing the technologies developed by NASA at the Stennis Space Center in Hancock County, Mississippi.

Application Service Provider: In August 2001, the Company reached an agreement with Infusion Software Group, LLC (Infusion) to form Global PTX, LLC. The Company and Infusion have established an Application Service Provider business to design, develop and implement data warehousing and data mining applications. Global PTX will establish Private Trade Exchanges focusing on providing customers with an “end-to-end” solution for their business strategies. Initial development activities will be designed to target the Manufacturing and Retail Business Industry Sectors, specifically focused on vendor/customer supply chain management. Infusion is a specialized software and marketing service provider to enterprises throughout the United States.

At present, the Company provides four distinct services to consumers and small businesses: Internet access, digital and alpha paging services, remote data storage and application services.

2. Recent Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which collectively address business combinations and intangible assets acquired individually, with a group of other assets, or in a business combination. SFAS 141 and 142 will become effective July 1, 2002 and are not expected to have a material impact on the Company’s financial position or results of operations.

3. Investments:

The Company’s investments are classified as available-for-sale. The amortized cost, gross unrealized losses and estimated fair value, less the option price of $0.12 per share, for these investments were as follows at September 30, 2001 and June 30, 2001.

September 30, 2001	Cost Basis	Gross Unrealized Losses	Estimated Fair Value
New York Regional Rail Corporation
Stock Options	$250,000	$(250,000)	$0

June 30, 2001
New York Regional Rail Corporation
Stock Options	$250,000	$(250,000)	$0

4. Property, Plant and Equipment:

In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida. Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications. The agreement with Qwest calls for payments by the Company of approximately $15 million over the course of the agreement, all of which is currently past due. Qwest has declared a default, but has not initiated arbitration or other proceedings to recover the conduit. The $15 million became due and payable on March 31, 2001. Previously, the Company had recorded a discount on the note payable of $723,109, which was fully amortized into expense at March 31, 2001.

The Company has installed 24 miles of conduit, of which approximately 8 miles was sold to Bell South in February 2001, providing access to the Company’s enterprise data center in Iuka, Mississippi.

5. Other Assets:

Other assets consist of the following items as of:

	For the period ended
	September 30, 2001	September 30, 2000
FCC License, net of amortization of
$45,224 and $20,556, respectively	$324,776	$349,444
Advance to Affiliates	200,000	-
Investment in Global PTX, LLC	93,000	-
Other	85,148	229,710
	$702,924	$579,154

In July 2000, the Company and Global Fiber Optic and Wireless Communications, Ltd. (“Global”) each advanced $200,000 for developing a joint venture to provide a 4,000 mile fiber optic communications and Internet network in Turkey. The Company and Global will each have a fifty (50%) percent interest in the joint venture. The Company will be required to provide electronic and communications technologies, while Global will provide rights-of-way and other real estate as needed in Turkey. Currently, the advances are being used by the proposed joint venture to purchase rights-of-way and other assets to be utilized in the future operations of the joint venture. The advance is guaranteed by the majority shareholder and repayment is secured by certain Company payables to the majority shareholder.

In August 2001, the Company reached an agreement with Infusion Software Group, LLC (Infusion) to form Global PTX, LLC. The Company and Infusion have established an Application Service Provider business to design, develop and implement data warehousing and data mining applications. Global PTX will establish Private Trade Exchanges focusing on providing customers with an “end-to-end” solution for their business strategies. Initial development activities will be designed to target the Manufacturing and Retail Business Industry Sectors, specifically focused on vendor/customer supply chain management. Infusion is a specialized software and marketing service provider to enterprises throughout the United States. During the quarter ended September 30, 2001, the Company invested $93,000 in this venture (See Note 7).

6. Commitments:

In March 2001, the Company agreed to a new 20-year lease, effective January 1, 1999, with the State of Mississippi for its main facilities in Iuka, Mississippi. This lease provides the Company with 25,000 square feet of office and equipment space at the former National Aeronautics and Space Administration facility. The State, acting through the Mississippi Development Authority (MDA), has also granted the Company a 10-year right of first refusal to lease an additional 75,000 square feet at the Iuka facility, to accommodate the Company's expansive business plan.

The Company also leases approximately 3,000 square feet of office space in Denver, Colorado at an annual rent of approximately $36,000, which is used primarily for sales and marketing purposes. The lease expires November 30, 2003.

The Company has agreed to sell to the majority shareholder up to 5,000 shares of Series B Preferred Stock at $1,000 per share. As of September 30, 2001, 2,003 such shares were sold to the shareholder.

The Company has one employment agreement with the Vice President of Operations, which expires December 31, 2001. In addition to a base salary, the agreement provides the employee options to acquire the Company's stock.

7. Supplemental Cash Flow Information:

For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash on hand, demand deposit accounts and short-term investments in certificates of deposit with maturities of three months or less.

Noncash investing and financing activities

September 30, 2001
Noncash investment in Global PTX, LLC from notes payable	$93,000

Noncash equity transactions during the period ended September 30, 2001:

September 30, 2001	No. of Shares	Dollar Amount
Payable to officer converted to preferred stock	26	$25,662
Conversion of preferred dividends payable to preferred stock	56	$55,950
Issuance of stock for services	90,000	$12,600
Issuance of stock for equipment	40,000	$10,000
Issuance of stock for settlement of claims (Note 9)	250,000	$25,625
Issuance of stock options	-	$8,000

8. Litigation:

On March 26, 2001, the Company was served with a summons and complaint entitled Tom Epperson, Freddie Wilson and Omega Shelters, Inc. v. North American DataCom, Inc. and North American Infotech, LLC, (U.S.D.C. Northern District of Mississippi, Case No. 1:02CV105-D-D). The action relates to alleged damages resulting from an agreement to build a prototype composite fiber shelter by Omega Shelters, which prototype was subject to the Company’s receipt and acceptance. The agreement at issue also contains an arbitration provision. In the complaint plaintiff states that Omega Shelters’ immediate predecessor, Yellow Creek Lodges, Inc., was forced into bankruptcy in the United States Bankruptcy Court for the Northern District of Mississippi. While the dismissed action sought damages of $2.2 million, the Company believes that the claim for damages is wholly without merit and that the Company will not be materially adversely affected by the outcome of any future proceedings, if filed. By decision of the Court dated June 28, 2001, the matter was dismissed without prejudice for lack of subject matter jurisdiction. No further action has been filed.

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

9. Stockholders' Equity:

In September 2001, the Company sold 191 shares of Series B Convertible Preferred Stock to a principal shareholder for $190,990. In July 2001, the cumulative dividends payable on the Series B Convertible Preferred Stock totaling $55,950 from fiscal 2001 were exchanged for 56 additional shares of Series B Convertible Preferred Stock. The conversion ratio was amended by action of the Board of Directors to 8,333 shares of restricted common stock for each share of Series B Convertible Preferred Stock that was issued after June 30, 2001, to reflect recent changes in the price of its shares of common stock on the OTC:BB.

In August 2001, the Company issued 90,000 shares of common stock totaling $12,600 for electrical services rendered.

In August 2001, the Company issued 40,000 shares of common stock totaling $10,000 in exchange for equipment.

In August 2001, the Company issued 250,000 shares of common stock totaling $25,625 to a former employee in full and fair settlement of claims and in exchange for reciprocal general releases related to his termination in July 2001.

10. Notes Payable:

In September 2001, a note was issued to Citrus Springs Trust, a significant shareholder, in the amount of $100,000 due on or before December 31, 2001. Interest will accrue at a rate of one and one half percent (1.50%) per month on the unpaid balance of this note after the maturity date. The note holder was granted an option to acquire a block of 100,000 shares of non-restricted common stock for ten cents ($0.10) a share, which is exercisable until December 31, 2003.

In September 2001, a note was issued to Jack Freeman, President, in the amount of $40,000 due on or before December 31, 2001. Interest will accrue from September 1, 2001 at a rate of three quarters of a percent per month until maturity and at one and one half percent (1.50%) per month on the unpaid balance of this note after the maturity date. The note holder was granted an option to acquire a block of 100,000 shares of non-restricted common stock for sixteen cents ($0.16) a share, which is exercisable until December 31, 2003.

Collectively, the stock options were valued at $8,000 and deferred as financing costs.

11. Liquidity:

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2001, the Company has negative working capital totaling $16,900,000. The Qwest obligation, discussed earlier under in Note 4, accounts for $15.1 million of this amount. The Company has an arrearage of certain federal tax liabilities of approximately $600,000, including payroll liabilities. In addition, the Company incurred losses totaling $5,986,455 since inception (September 1, 1998). These matters raise substantial doubt about the Company's ability to continue on as a going concern. The continuation of the Company as a going concern is dependent upon the Company raising additional capital, and attaining and maintaining profitable operations.

The Company has identified potential sources of capital and potential joint venture and/or strategic partners and believes that they will be able to secure the necessary capital to put their business plan into operation. The capital requirements for the Global PTX are included in the earlier announced capital planning. This is part of the EDS Center investment of Segment 1 of the bandwidth network. In March 2001, the Company entered into an agreement with IFG Private Equity LLC. Under this agreement IFG will purchase up to $50 million of the Company's common stock through February 2003. The agreement is planned to operate in a manner similar to a line of credit, allowing the Company to draw upon funds periodically, when and if desired. The funding is planned to provide the underlying support to proceed with the business plan. The funding is subject to SEC approval of a registration filing regarding the equity financing. The Company intends to use the financing to immediately expand its fiber optic and related data storage operations. As of September 30, 2001, the registration filing has not been submitted to the SEC for review, and the Company can make no assurances that such registration statement will be become effective when filed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, the term the "Company" means North American DataCom, Inc. and its subsidiaries.

Forward-Looking Statements

The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding its expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof. The Company’s actual results could differ materially from those described in its forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, its negative working capital, its ability to raise additional capital at terms and conditions satisfactory to the Company, its limited operating history in a new and rapidly evolving industry; its ability to implement its business plan; and its ability to successfully market its products and services. See the discussion under "Risks Affecting Future Results" below. Reference is made to Exhibit 99.1, "Private Securities Litigation Reform Act of 1995, Safe Harbor Compliance Statement for Forward-Looking Statements".

The Company makes forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. These forward-looking statements include, but are not limited to, statements about its plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. The Company generally intend the, words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Acquisitions

The Company was organized in September 1998 as North American Software Associates, Limited, a Delaware corporation. It was organized to provide a variety of telecommunications services. On April 1, 1999, the Company acquired all of the assets of Freedom 2000, a local Internet Service Provider (ISP), in exchange for 577,123 restricted shares of its common stock. On December 3, 1999, the Company acquired all of the common stock of Action Communications, Inc. ("Action"), a provider of digital and alpha numeric paging services, in exchange for 1,731,339 restricted shares of its common stock. The Action transaction has been treated for accounting purposes as a purchase of assets and liabilities, and revenues and expenses of Action prior to December 3, 1999 have not been consolidated. Effective December 21, 1999, North American Software Associates, Limited ("NAS") was acquired by Pierce International, Inc. in a share exchange transaction and in March 2000, the Company changed its name to North American DataCom, Inc. The transaction with Pierce International, Inc. has been accounted for as a reverse acquisition since the former shareholders of NAS owned controlling interest in the Company immediately following the transaction and management of Pierce International, Inc. was replaced by management of NAS.

Overview

The Company is in the process of deploying a 3,000 mile broadband network in the states of Tennessee, Mississippi, Louisiana, Alabama, Georgia and Florida, to provide application services, communications and information technology services with an emphasis on wideband fiber optic and wireless telecommunications services that support Enterprise Data Storage (EDS) and Application Service solutions. The Company utilizes advanced, state-of-the-art technology for its network to provide a wide range of services to telecommunication companies, ISPs and large organizations, including government agencies and departments. Its plan is to provide superior quality and secure broadband communications in connection with its data storage services. The Company’s Enterprise Data Storage business (EDS) enables it to archive data, using two highly secure "Major Center" at its headquarters in Iuka, MS. In addition, the Company plans to initially operate five co-location data storage "Satellite Centers" to provide mirroring and archiving services that are directly connected by its fiber optic network at its Major Center in Iuka, MS.

The Company also provides Internet access services and digital and alphanumeric paging services. To date, the Company’s revenues have been derived from its Internet access services, paging services and data storage to consumers and small businesses.

In August 2001, the Company reached an agreement with Infusion Software Group, LLC (Infusion) to form Global PTX, LLC. The Company and Infusion have established an Application Service Provider business to design, develop and implement data warehousing and data mining applications. Global PTX will establish Private Trade Exchanges focusing on providing customers with an “end-to-end” solution for their business strategies. Initial development activities will be designed to target the Manufacturing and Retail Business Industry Sectors, specifically focused on vendor/customer supply chain management. Infusion is a specialized software and marketing service provider to enterprises throughout the United States. During the quarter ended September 30, 2001, the Company invested $93,000 in this venture.

Revised Business Plan Information

On October 24, 2001, the Company announced its approved revised Business Plan. The revised plan is focusing on immediate revenue growth and immediate reduction of investment and expenses associated with delayed broadband infrastructure development. This Plan that had been formulated last year with Cap Gemini Ernst and Young, calls for the construction of a 3,000-mile fiber optic network throughout the Southeast United States. The Company has divided the proposed fiber optic network construction into six discreet segments. The Company now plans to complete the first segment (roughly 550 route miles, extending from Atlanta to Memphis) by late 2002. The original 5-year Plan identified a $700 million capital investment for seven EDS centers, plus the 3,000-route-mile broadband network. The current market pricing has reduced the estimated capital investment to under $400 million. Revenues at the end of 5 years were projected to be over $500 million.

The Company’s revised business plan continues to project operating cash flow to be breakeven by the end of this fiscal year, June 30, 2002. The revenues and net income in the next fiscal year are estimated at approximately $60 million and $10 million, respectively. Under the revised plan, the Company still expects to have a positive cash flow by June 2002, and profits in August 2002.

Results of Operations

For the Three-Month Period Ended September 30, 2001 Compared to the Three-Month Period Ended September 30, 2000

For the three-month period ended September 30, 2001, the Company had net service revenues of $92,946 compared to $69,432 for the comparable period of the prior year, excluding Pixsell revenue of $45,977 for the three-month period ended September 30, 2001. This represents an increase of $23,514 or 34%. Cost of services was $30,335 during the three-month period ended September 30, 2001 compared to $48,014 for the three-month period ended September 30, 2000. The decrease in cost of services is a reflection of control of incremental costs and results of cost reduction efforts further described below. The Company’s gross profit margins were, excluding Pixsell, were 67% and 31%, respectively.

The Company incurred selling, general and administrative expenses of $421,198 during the three-month period ended September 30, 2001 compared to $715,864 for the same period of the prior year. This decrease was primarily attributed to the expense reduction program put in place in June 2001, which decreased labor expense by $46,000, travel expense by $27,000, and legal expenses by $87,000. In addition, during the three-month period ended September 30, 2001 no employee relocation expense was incurred compared to $45,000 incurred during the same period of the prior year. In effect, its operating loss decreased from $694,446 during the three-month period ended September 30, 2000 to $312,610 for the three-month period ended September 30, 2001 or a decrease of 55%.

The Company had other income of $42 for the three-month period ended September 30, 2001 compared to other expense of $174,640 for the three-month period ended September 30, 2000. The other expense during the three-month period ended September 30, 2000, was largely attributable to the imputed interest expense relating to a contract to acquire rights-of-way and fiber conduit.

Liquidity

Total current assets at September 30, 2001 were $110,392 compared to $103,247 at its fiscal year ended June 30, 2001, or an increase of 7%. The Company’s accounts receivable decreased by $6,717 from $76,230 at June 30, 2001 to $69,513 at September 30, 2001.

Fixed assets, consisting principally of property and equipment, was $16,207,098 at September 30, 2001 compared to $16,248,399 at June 30, 2001. This decrease was primarily due to the sale of a vehicle of $27,017. Other assets increased from $651,794 at June 30, 2001 to $702,924 at September 30, 2001. This increase was primarily attributable to an investment in Global PTX, LLC of $93,000. Total assets at September 30, 2001 were $17,020,414 compared to $17,003,440 at June 30, 2001.

The current liabilities were $17,004,191 at September 30, 2001 compared to $16,944,152 at June 30, 2001. The Qwest obligation, discussed in Note 4 of the Condensed Consolidated Notes to Financial Statements, accounts for $15.1 million of these amounts. At September 30, 2001, the Company had accounts payable of $993,358 compared to $1,044,558 at June 30, 2001. This decrease is primarily due to the expense reduction program put in place in June 2001, which decreased travel expense and legal expenses, conversion of accounts payable to common stock and payment of accounts payable by notes payable. At September 30, 2001, the Company had accrued expenses and other liabilities of $892,833 compared to $781,594 at June 30, 2001. The increase in accrued expense and other liabilities is attributable to the increase in notes payable of $140,000, which was used to fund the Company’s working capital, and is partially offset by conversion of dividends payable and payable to officer to preferred stock.

For the three-month period ended September 30, 2001, the Company used $208,092 for its operating activities, of which $34,158 was attributable to a decrease in other assets and $24,215 increase in accounts payable, compared to $522,273 cash used for operating activities, of which $135,489 was attributable to an increase in other assets and $183,101 increase in accounts payable, during the same three-month period of the prior year. This improvement in cash flow from operating activities was principally the result of an increase in current liabilities. For the three-month period ended September 30, 2001, the Company’s cash flow provided by investing activities was $8,064, from the purchase and sale of some property and equipment. The negative cash flow from operating activities was financed with proceeds from the sale of Series B Convertible Preferred Stock and proceeds from the issuance of convertible notes. The Company had $30,783 of cash at September 30, 2001 compared to cash of $176,823 at fiscal year end June 30, 2001.

The Company has modified its business plan to accommodate prevailing capital market conditions and the difficulty in securing financing at acceptable terms. The Company estimates that its capital needs to be approximately $18,000,000 during the next twelve months. This will fund approximately $5,000,000 for network assets; $8,000,000 for data storage center construction and improvements; and $5,000,000 for working capital requirements. Actual costs and estimates may vary from its current expectations, which could materially adversely affect its business and financial conditions. These are included in the five-year capital plan discussed herein.

In addition, the Company’s liquidity is adversely affected by accounts payable from the purchase from Qwest of approximately 500 miles of fiber conduit from New Orleans, LA to Mobile, AL and from Pensacola, FL to Jacksonville, FL. The total purchase price under the bill of sale is approximately $15,120,000. This is being renegotiated to revise the payment schedule with Qwest. The Company plans to achieve a revised payment schedule, of which there can be no assurance.

In August 2000, the Company entered into an agreement with a third-party contractor to lay fiber conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The contractor did not complete the conduit installation. The Company has not made any payments under this agreement. This agreement was terminated due to changing in the schedule of installations. The Company plans to amend certain terms of the agreement based upon new schedules.

In order to fund working capital needs, the Company sold restricted securities (See Note 9, Stockholders' Equity, to the Notes to Condensed Consolidated Financial Statements) to Robert Crawford, chairman of the Board, Chief Executive Officer, director and principal shareholder as follows: in September 2001, the Company sold 191 shares of Series B Convertible Preferred Stock for $190,990. In July 2001, the cumulative dividends payable on the Series B Convertible Preferred Stock totaling $55,950 for fiscal 2001 were exchanged for 56 additional shares of Series B Convertible Preferred Stock.

Continuing capital requirements are substantial, and the Company is planning to fund those needs. As reflected in the Company’s financial statements for its fiscal year ended June 30, 2001, which were filed with its Annual Report on Form 10-K, the accountant's opinion included a going-concern qualification. Reference is made to Note 10, Liquidity, to the Company’s Notes to Condensed Consolidated Financial Statements and the disclosure that as of September 30, 2001, the Company had negative working capital totaling approximately $16,900,000. The Qwest obligation accounts for $15.1 million of this amount (See Note 4 in the Condensed Consolidated Notes to financial statements). The Company has an arrearage of certain federal tax liabilities of approximately $600,000, including payroll liabilities. In addition, the Company has sustained start-up losses of $5,986,455, since inception (September 1, 1998). The continuation of the Company as a going concern is dependent upon the Company raising additional capital, and attaining and maintaining profitable operations.

The Company has identified potential sources of capital and potential joint venture and/or strategic partners and believes that it will be able to secure the necessary capital to implement its revised business plan. The capital requirements for the Global PTX are included in the earlier announced capital planning. This is part of the EDS Center investment of Segment 1 of the bandwidth network.

In March 2001, the Company entered into an agreement with IFG Private Equity, LLC. Under this agreement IFG will purchase up to $50 million of the Company’s common stock through February 2003. The agreement is planned to operate in a manner similar to a line of credit, allowing the Company to draw upon funds periodically, when and if desired. The funding is planned to provide the underlying support to proceed with the business plan. The funding is subject to SEC approval of a registration filing regarding the equity financing. The Company intends to use the financing to immediately expand its fiber optic and related data storage operations. As of November 2001, the registration filing has not been submitted to the SEC for review, and the Company can make no assurance that such registration statement will become effective when filed.

Risks Affecting Future Results

A number of risk factors exist that may impair or prevent the Company from accomplishing the its proposed business plan in some or all respects. Those risk factors include the following matters among others:

The Company is a Start Up with Historical Losses.

Substantially all of the Company’s historical revenues have been derived from its Internet access provider services and digital and alpha paging services. The Company has experienced operating losses in each fiscal quarter since inception and will likely continue to experience such losses. Because the Company’s operating history is extremely limited, and has just commenced operations on its fiber optic and wireless broadband network and enterprise data storage (EDS) facility, it is difficult to evaluate the Company’s business operations and prospects.

The Company Needs Substantial Additional Capital – Insolvency.

Present cash flow from operations is not sufficient to pay certain of the Company’s debts as presently structured. At September 30, 2001, the Company had negative working capital of approximately $16,900,000, and estimates that it will need to secure additional capital of approximately $18,000,000 to finance its operations and capital needs over the next twelve months. See the discussion under "Liquidity" above. The failure of the Company to obtain additional capital will significantly restrict its proposed operations and may make it impossible for the Company to fulfill the timing of its proposed business plan.

Default of Certain Obligations.

In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida. Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications. The agreement with Qwest calls for payments of approximately $15 million over the course of the agreement, all which is currently past due by the Company. Qwest has declared a default, but has not initiated arbitration or other proceedings to recover the conduit.

In August 2000, the Company entered into an agreement with a third-party contractor to lay fiber conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The contractor did not complete the conduit installation. The Company has not made any payments under this agreement. This agreement was terminated due to changing in the schedule of installations. The Company plans to amend certain terms of the agreement based upon new schedules. The Company has installed 24 miles of conduit, of which approximately 8 miles was sold to Bell South in fiscal 2001, providing access to the Company’s enterprise data center in Iuka, Mississippi.

The Company Leases its Facilities.

On March 7, 2001, the Company finalized a new 20-year lease with the State of Mississippi for its primary facility in Iuka, MS, for 25,000 square feet of office and equipment space. This facility is essential to the Company’s proposed business plan because it already contains many of the features necessary for the Company to establish an enterprise data storage (EDS) facility. The State of Mississippi, acting through the Mississippi Development Authority (MDA), has also granted the Company a 10-year right of first refusal to lease an additional 75,000 square feet at the Iuka facility, to accommodate the Company’s expansive business plan.

The Company Experiences General Risks Associated with Business.

The future success of the Company is heavily dependent on its ability to develop, promote and sustain strong government relationships, reach agreements with certain third parties necessary for the telecommunications needs of its operations and attract and retain customers at suitable prices. The Company’s business involves competition with existing companies many of which have far greater capital resources and longer operating histories than the Company. There can be no assurance that the business of the Company will ever be profitable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made in Note 8 to the Notes to Condensed Consolidated Financial Statements.

On March 26, 2001, the Company was served with a summons and complaint entitled Tom Epperson, Freddie Wilson and Omega Shelters, Inc. v. North American DataCom, Inc. and North American Infotech, LLC, (U.S.D.C. Northern District of Mississippi, Case No. 1:02CV105-D-D). The action relates to alleged damages resulting from an agreement to build a prototype composite fiber shelter by Omega Shelters, which prototype was subject to the Company’s receipt and acceptance. The agreement at issue also contains an arbitration provision. In the complaint plaintiff’s state that Omega Shelters’ immediate predecessor, Yellow Creek Lodges, Inc., was forced into bankruptcy in the United States Bankruptcy Court for the Northern District of Mississippi. While the dismissed action sought damages of $2.2 million, the Company believes that the claim for damages is wholly without merit and that the Company will not be materially adversely affected by the outcome of any future proceedings, if filed. By decision of the Court dated June 28, 2001, the matter was dismissed without prejudice for lack of subject matter jurisdiction. No further action has been filed.

David Cray, the Company's former vice president and treasurer, resigned his positions effective March 5, 2001, which resignation followed a leave of absence. The Company disagrees with Mr. Cray regarding the terms and circumstances of Mr. Cray’s departure and has received a Notice of Arbitration from Mr. Cray pursuant to his employment agreement. The Company is exploring avenues to resolve the matter with Mr. Cray, and believes that it has strong meritorious to Mr. Cray's claims. The Company does not believe that any claims by Mr. Cray, even if successful, will have a material adverse effect upon the Company or its financial condition.

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

Item 2. Changes in Securities and Use of Proceeds

In August 2001, the Company  issued the following restricted shares of common stock:

The Company issued 90,000 restricted shares of common stock to Magnolia Electric Company for services rendered to the Company. These shares were valued at $0.14 per share, the closing bid price of our common stock at the day of issuance.
The Company issued 12,500 restricted shares of common stock to Jamie Wadkins, 20,000 restricted shares of common stock to Keith Barnett and 7,500 restricted shares of common stock to Edgar Earl Wadkins for equipment. These shares were valued at $0.20 per share, the closing bid price of our common stock at the day of issuance.
The Company issued 250,500 restricted shares of common stock for a settlement of claims against the Company. These shares were valued at $0.22 per share, the closing bid price of our common stock at the day of issuance.

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

During the quarter ended September 30, 2001, we did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American DataCom, Inc.

By: /s/ Robert R. Crawford
Robert R. Crawford, Chairman, Chief Executive Officer and Chief Financial Officer
Dated: November 19, 2001
Iuka, MS