Form 10-Q
period 2001-12-31
NORTH AMERICAN DATACOM INC
filed 2002-02-20
CIK 823387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

                             (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended:  December 31, 2001

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from ________ to ________

Commission file number:  33-17679

North American DataCom, Inc.

(Exact name of small business issuer as specified in its charter)

                                                Delaware                                                              84-1067694

                    (State or other jurisdiction of incorporation or                   (IRS Employer Identification No.)

                                               organization)

                  751 County Road 989, Building 1000, Iuka, MS                                     38852

                         (Address of principal executive offices)                                         (Zip Code)

                                                                                  662-424-5050

                                                                       (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.0001 par value, 103,437,669 shares outstanding as of February 18, 2002.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

NORTH AMERICAN DATACOM, INC.
Consolidated Balance Sheets as of December 31, 2001 (Unaudited) and June 30, 2001
	Dec. 31, 2001	June 30, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$31,968	$18,484
Accounts Receivable, Net of Allowance of $3,000 and $2,400
at December 31, 2001 and June 30, 2001	57,283	76,230
Inventories	8,341	5,978
Employee Advances	2,555	2,555
Other	8,000	-
Total Current Assets	$108,147	$103,247
Investments (Note 3)	-	-
Property and Equipment:
Conduit and Optic Fiber (Note 4)	14,525,905	14,525,905
Computers and Equipment	728,102	728,032
Communications Equipment and Wireless Towers	640,736	627,507
Software	355,164	351,184
Other	100,530	123,763
Total Property and Equipment	16,350,437	16,356,391
Less Accumulated Depreciation and Amortization	(168,271)	(107,992)
Net Property and Equipment	16,182,166	16,248,399
Other Assets (Note 5)	868,283	651,794
Total Assets	$17,158,596	$17,003,440
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade Note Payable (Note 4)	$15,118,000	$15,118,000
Accounts Payable	773,262	1,044,558
Accrued Expenses	877,635	692,103
Dividends Payable	-	55,950
Notes Payable (Note 10)	220,000	-
Convertible Notes Payable	33,541	33,541
Total Current Liabilities	17,022,438	16,944,152
Payable to Officer	-	25,662
Total Liabilities	17,022,438	16,969,814
Commitments and Contingencies (Notes 4, 5, 6 and 8)	-	-
Stockholders' Equity (Note 9)
Convertible Preferred Stock, No Par Value; 400,000 Shares
Authorized, none outstanding	-	-
Series B Convertible Preferred Stock, $.0001 Par Value; 6%
Cumulative; 5,000 Shares Authorized 2,279 and 1,756 Shares
Issued and Outstanding as of
December 31, 2001 and June 30, 2001, respectively	2,278,167	1,755,492
Common Stock, $.0001 Par Value; 150,000,000 Shares
Authorized; 103,437,669 and 100,167,074 Shares Issued and
Outstanding as of December 31, 2001and
June 30, 2001, respectively	10,343	10,016
Additional Paid in Capital	5,039,878	4,585,655
Other Accumulated Comprehensive Loss	(250,000)	(250,000)
Accumulated Deficit	(6,942,230)	(6,067,538)
Total Stockholders' Equity	136,158	33,626
Total Liabilities and Stockholders' Equity	$17,158,596	$17,003,440
See accompanying notes to condensed consolidated financial statements (unaudited).

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000
Net Service Revenues	$105,936	$85,366	$244,859	$156,373
Cost of Services	41,739	48,212	72,074	96,226
Gross Profit	64,197	37,154	172,785	60,147
Selling, General and Administrative Expense	574,471	798,090	995,669	1,513,954
Operating Loss	(510,274)	(760,936)	(822,884)	(1,453,807)
Other Income (Expense):
Interest Expense	-	(172,848)	-	(349,063)
Loss in equity investment	(51,896)	-	(51,896)	-
Other	46	-	88	-
Total Other Income (Expense)	(51,850)	(172,848)	(51,808)	(349,063)
Loss Before Income Tax Expense (Benefit)	(562,124)	(933,784)	(874,692)	(1,802,870)
Income Tax Expense (Benefit)	-	-	-	-
Net Loss	(562,124)	(933,784)	(874,692)	(1,802,870)
Net Loss Applicable to Common Shareholders (Note 1)	$(0.005)	$(0.01)	$(0.008)	$(0.02)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted (Note 1)	102,469,299	98,638,724	101,444,853	98,491,320
See accompanying notes to condensed consolidated financial statements (unaudited).

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000
Net Loss	$(562,124)	$(933,784)	$(874,692)	$(1,802,870)
Net change in unrealized loss on investments (Note 3)	-	(60,000)	-	(90,000)
Comprehensive loss	$(562,124)	$(993,784)	$(874,692)	$(1,892,870)
See accompanying notes to condensed consolidated financial statements (unaudited).

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

							Net	Stock-
							Unrealized	holders
	Series B Preferred		Common Stock		Additional	Accumulated	Loss on	holders'
	Shares	Amount	Shares	Amount	PIC	Deficit	Investments	Equity
Balance, June 30, 2001	1,756	$1,755,492	100,167,074	$10,016	$4,585,656	$(6,067,538)	$(250,000)	$33,626
Issuance of Series B
Preferred Stock	191	190,990	-	-	-	-	-	190,990
Issuance of additional Series
B Preferred Stock (Note 7)	56	55,950	-	-	-	-	-	55,950
Issuance of shares for
services rendered	-	-	90,000	9	12,591	-	-	12,600
Issuance of shares for
equipment	-	-	40,000	4	9,996	-	-	10,000
Issuance of shares for
settlement of claims (Note 7)		-	250,000	25	25,600	-	-	25,625
Stock options (Note 10)	-	-	-	-	8,000	-	-	8,000
Net loss of the period
ended September 30, 2001	-	-	-	-	-	(312,568)	-	(312,568)
Balance,
September 30, 2001	2,003	$2,002,432	100,547,074	$10,054	$4,641,843	$(6,380,106)	$(250,000)	$24,223
Issuance of Series B Preferred
Stock	276	275,735	-	-	-	-	-	275,735
Issuance of Shares for
services rendered	-	-	150,232	15	20,687	-	-	20,702
Issuance of Shares for
services rendered	-	-	2,740,363	274	377,348	-	-	377,622
Net loss for the period ended
December 31, 2001	-	-	-	-	-	(562,124)	-	(562,124)
Balance, December 31, 2001	2,279	$2,278,167	103,437,669	$10,343	$5,039,878	$(6,942,230)	$(250,000)	$136,158
See accompanying notes to condensed consolidated financial statements (unaudited).

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(874,692)	$(1,802,870)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization (Note 4)	83,587	405,480
Loss in equity investment	51,896	-
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	18,947	(8,305)
Decrease in notes receivable	-	2,920
Increase in inventory	(2,363)	(3,100)
Decrease in other assets and employee advances	46,656	92,680
Increase in accounts payable and accrued expenses	197,826	700,033
Net cash used in operations	(478,143)	(613,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,953)	(512,522)
Other Advance (Note 5)	-	(200,000)
Proceeds from the sale of property and equipment	27,017	-
Net cash used in investing activities	8,064	(712,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock (Note 9)	-	1,098,432
Payments on trade note payable	-	(575,000)
Proceeds from sale of preferred stock (Note 9)	356,563	825,904
Proceeds from issuance of convertible notes payable	-	33,541
Increase in notes payable	127,000	-
Net cash provided by financing activities	483,563	1,382,877

INCREASE IN CASH AND CASH EQUIVALENTS, for the period	13,484	57,193
CASH AND CASH EQUIVALENTS, beginning of period	18,484	20,948
CASH AND CASH EQUIVALENTS, end of period	$31,968	$78,141
See accompanying notes to condensed consolidated financial statements (unaudited).

NORTH AMERICAN DATACOM, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of North American DataCom, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of December 31, 2001 and its results of operations and cash flows for the three-and-six-month periods ended December 31, 2001 and 2000.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 2001 including the notes thereto.

Nature of Business

The Company provides Internet access services and digital and alphanumeric paging services.  The Company currently has a 150 mega byte per second (mbs) broadband fiber optic and redundant wireless connectivity into its headquarters in Iuka, Mississippi.  The Company intends to deploy a 3,000 mile 192 giga byte per second (gbs) broadband network in the states of Tennessee, Mississippi, Louisiana, Alabama, Georgia and Florida, to provide application services, communications and information technology services with an emphasis on broadband fiber optic and wireless telecommunications services that support enterprise data storage solutions (EDS) and application service solutions.

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

Loss per Share

Basic and diluted loss per common share have been computed based upon the weighted average number of shares outstanding during the three-and-six-month periods ending December 31, 2001 and 2000.  Reduction in stock options was due to the expiration on December 31, 2001 of 3,825,983 shares.  Common stock equivalents consisting of stock options, convertible notes, convertible preferred stock and warrants were not considered in either period, as their effect would be anti-dilutive.  The maximum number of shares assuming full conversion from the Company's per share computations is as follows:

	For the Period Ended
	December 31,
	2001	2000
Stock Options	10,218,233	14,469,216
Convertible Notes	47,208	47,208
Convertible Preferred Stock	7,753,759	1,052,000
	18,019,200	15,568,424

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

The carrying value of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value.  The impairment charge would be determined using fair value of asset (using quoted prices for similar items or discounted cash flows) compared to its carrying value.

License

Licenses relate to the Company's FCC License to provide personal communications and paging services.  Generally, amortization begins with the commencement of service to customers and is computed using the straight-line method over an estimated useful life of 15 years.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, consisting of cash and cash equivalents, notes and accounts receivable, accounts payable and payable to officer approximate their respective fair values.

Business Lines

Internet Access:  As of December 31, 2001, the Company provides Internet access services to 1,498 customers in Mississippi, Tennessee and Alabama.  Internet services provided by the Company include basic dial-up access to the Internet through standard computer modems, high speed Internet access, and the design and hosting of websites for customers.  As the Company's fiber optic and broadband wireless network expands, the Company will attempt to market its Internet access provider services to businesses and retail customers along the route of the network.

Digital and Alpha Paging Services:  Through its wholly-owned subsidiary, Action Communications, Inc. ("Action"), the Company provides one-way digital and alpha numeric paging services to nine southeastern states and is expanding its coverage area to include portions of the eastern and southwestern United States.  As a specialized mobile radio carrier, Action also provides dispatch, telephone and global position system services.

Remote Data Storage:  During fiscal 2000, the Company took delivery of $575,000 of equipment that will allow third parties to store and access data stored in digital form on computer systems maintained and operated by the Company in its facility in Iuka, Mississippi.

In November 2000, the Company was awarded a $300,000 research contract to demonstrate commercial applications of statewide remote sensing data.  The Company worked with PixSell, Inc., a Mississippi information technology company, and the University of Mississippi's Department of Computer and Information Science.  Under the six-month contract, which was completed in September 2001, the Company expanded and enhanced the existing "Mississippi View" data management system.  The View System was developed by PixSell to provide greater access to Mississippi statewide remote sensing satellite and imagery.  The enhanced archived View System makes it a Real Time asset for education, state agencies, and MSCI commercial users.  MSCI is a partnership between the National Aeronautics and Space Administration (NASA), the University of Mississippi, and high technology businesses.  NASA and the State of Mississippi fund MSCI projects.  The mission of MSCI is to develop a remote sensing industry in Mississippi by commercializing the technologies developed by NASA at the Stennis Space Center in Hancock County, Mississippi.

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

Fiber Optic and Broadband Wireless Network:  The Company is building a fiber optic and broadband wireless communications network, which will allow for the high-speed transmission of large amounts of data.  It is expected that businesses, government agencies and institutions will use the Company's network as a preferred alternative to existing telephone and satellite data transmission systems.  The Company installed a wireless network connecting Iuka, MS to Atlanta, GA and Memphis, TN during fiscal 2001.  This wireless network currently operates at a DS-3 bandwidth level, and fiber optic connection can operate at OC-3 bandwidth level.

The Company plans to assist corporations, government agencies and institutions in the design and installation of their own internal telecommunications networks.  The Company plans to use state-of-the-art technology, which will enable its clients to transfer and receive large amounts of data at high speed between both internal and external sources.

In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida.  Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications.  The agreement with Qwest calls for payments of approximately $15 million over the course of the agreement, all which is currently past due by the Company.  Qwest declared a default in October 2001, but has not initiated arbitration or other proceedings. The Company is negotiating with Qwest and anticipates a settlement, reference is made to Note 12 for information regarding settlement of the Qwest obligation.

In August 2000, the Company entered into an agreement with a subsidiary of Norfolk Southern Company to lay fiber conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee.  The contractor did not complete the conduit installation.  The Company did not make any payments under this agreement.  This agreement was terminated due to changes in the schedule of installations.  The Company plans to amend certain terms of this agreement based upon new schedules.  The Company has installed 24 miles of conduit, of which approximately 8 miles was sold to Bell South in fiscal 2001, providing access to the Company's enterprise data center in Iuka, Mississippi.

While the Company is building its fiber network, the Company has installed a communications tower to provide wireless connectivity, initially at 500 MBPS, from the Company's facility in Iuka, Mississippi into the nationwide Internet and telecommunications system through Atlanta and Memphis.  This provides the Company with an interim capability to test market its enterprise data storage services, web-hosting services, and competitive local exchange carrier (CLEC) and interstate exchange carrier (IXC) telephone services to select markets.

At present, the Company provides four distinct services to customers and small businesses:  Internet access, digital and alpha paging services, remote data storage and application services.

2.     Recent Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which collectively address business combinations and intangible assets acquired individually, with a group of other assets, or in a business combination.  SFAS 141 and 142 will become effective July 1, 2002 and are not expected to have a material impact on the Company's financial position or results of operations.

3.     Investments:

The Company's investments are classified as available-for-sale.  The amortized cost, gross unrealized losses and estimated fair value, less the option price of $0.12 per share, for these investments were as follows at December 31, 2001 and June 30, 2001.

	Cost	Gross Unrealized	Estimated Fair
	Basis	Losses	Value
December 30, 2001
New York Regional Rail Corporation
Stock Options	$250,000	$(250,000)	$0
June 30, 2001
New York Regional Rail Corporation
Stock Options	$250,000	$(250,000)	$0

4.     Property and Equipment:

In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama and from Pensacola, Florida to Jacksonville, Florida.  Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications.  The agreement with Qwest calls for payments by the Company of approximately $15 million over the course of the agreement, all of which is currently past due.  Qwest declared a default in October 2001, but has not initiated arbitration or other proceedings.  The $15 million became due and payable on March 31, 2001.  Previously, the Company had recorded a discount on the note payable of $723,109, which was fully amortized into expense at March 31, 2001.  The Company is negotiating with Qwest and anticipates a settlement, reference is made to Note 12 for information regarding settlement of the Qwest obligation.

The Company has installed 24 miles of fiber optic conduit, of which approximately 8 miles was sold to Bell South in February 2001, providing fiber optic access to the Company's enterprise data center in Iuka, Mississippi.

5.     Other Assets:

Other assets consist of the following items as of:

	For the Period Ended
	December 31,
	2001	2000
FCC License, net of amortization of $51,391 and $26,723, respectively	$ 318,609	$ 343,277
Advance to Affiliate	200,000	200,000
Net Investment in Global PTX, LLC	125,604	-
Other	224,070	101,541
	$ 868,283	$ 644,818

In July 2000, the Company and Global Fiber Optic and Wireless Communications, Ltd. ("Global") each advanced $200,000 for developing a joint venture to provide a 4,000 mile fiber optic communications and Internet network in Turkey.  The Company and Global plan to have a fifty (50%) percent interest in the joint venture.  The Company will be required to provide electronic and communications technologies, while Global will provide rights-of-way and other real estate as needed in Turkey.  Currently, the advances are being used by the proposed joint venture to purchase rights-of-way and other assets to be utilized in the future operations of the joint venture.  The advance is guaranteed by the majority shareholder and repayment is secured by certain Company payables to the majority shareholder.

In August 2001, the Company reached an agreement with Infusion Software Group, LLC ("Infusion") to form Global PTX, LLC.  The Company and Infusion have established an Application Service Provider business to design, develop and implement data warehousing and data mining applications.  Global PTX will establish Private Trade Exchanges focusing on providing customers with an "end-to-end" solution for their business strategies.  Initial development activities will be designed to target the Manufacturing and Retail Business Industry Sectors, specifically focused on vendor/customer supply chain management.  Infusion is a specialized software and marketing service provider to enterprises throughout the United States.  During the quarter ended December 31, 2001, the Company invested $177,500 in this venture (See Note 7) and recorded its proportionate share of Global PTX's losses totaling $51,896.

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

The Company has agreed to sell to the majority shareholder up to 5,000 shares of Series B Preferred Stock at $1,000 per share.  As of December 31, 2001, 2,278 such shares were sold to the shareholder.

7.     Supplemental Cash Flow Information:

For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash on hand, demand deposit accounts and short-term investments in certificates of deposit with maturities of three months or less.

Noncash investing and financing activities during the six-month period ended December 31, 2001:

December 31, 2001

Noncash investment in Global PTX, LLC from notes payable            $93,000

Noncash equity transactions during the six-month period ended December 31, 2001 and 2000:

	No. of Shares	Dollar Amount
December 31, 2001
Issuance of stock for services	2,899,595	$ 398,324
Payable to officer converted to preferred stock	26	$ 25,662
Conversion of preferred dividends payable to preferred stock	56	$ 55,950
Issuance of stock for services	90,000	$ 12,600
Issuance of stock for equipment	40,000	$ 10,000
Issuance of stock for settlement of claims (Note 9)	250,000	$ 25,625
Issuance of stock options	0	$ 8,000
Issuance of preferred stock in exchange for investment in Global PTX, LLC	85	$ 84,500

December 31, 2000
Issuance of stock for services	54,225	$ 115,032

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

David Cray, former Vice President and Corporate Treasures, departed the Company effective March 5, 2001, upon his return from a leave of absence.  Mr. Cray and the Company have reached an agreement to settle outstanding differences regarding expenses and compensation.  The Company and Mr. Cray have agreed to terms, but final agreement has not been completely executed.  The terms of the settlement will not materially affect the finances of the Company.

On June 13, 2001, the Company was served with a summons and complaint in the matter known as OptiCom v. North American DataCom, Inc., (County Court of Tishomingo, State of Mississippi, Cause No. CV01-0077(G)(T).  Plaintiff OptiCom has alleged that the Company has failed to pay $28,000 for optical conduit provided for the last mile access along the Tishomingo Railroad.  The Company is defending the lawsuit and has engaged OptiCom in settlement negotiations.

On December 18, 2001, the Company was served with a summons and complaint in the matter known as Portal v. North American DataCom, Inc., (Superior Court of the State of California, County of Santa Clara, Cause No. CV803226).  Plaintiff Portal has alleged that the Company has failed to pay $439,816 for software and maintenance.  The Company is defending the lawsuit.

The Company does not believe that ultimate outcome of the aforementioned matters will have a significant impact on the Company's financial position and results of operations or liquidity.

9.     Stockholders' Equity:

In December 2001, the Company sold 276 shares of Series B Convertible Preferred Stock to a principal shareholder for $275,735.  In September 2001, the Company sold 191 shares of Series B Convertible Preferred Stock to a principal shareholder for $190,990.  In July 2001, the cumulative dividends payable on the Series B Convertible Preferred Stock totaling $55,950 from fiscal 2001 were exchanged for 56 additional shares of Series B Convertible Preferred Stock.  The conversion ratio was amended by action of the Board of Directors to 8,333 shares of restricted common stock for each share of Series B Convertible Preferred Stock that was issued after June 30, 2001, to reflect recent changes in the price of its shares of common stock on the OTC:BB.

In August 2001, the Company issued 90,000 shares of common stock totaling $12,600 for electrical services rendered to the Company in providing power to the wireless bandwidth system the Company constructed.

In August 2001, the Company issued 40,000 shares of common stock totaling $10,000 in exchange for Internet service equipment.

In August 2001, the Company issued 250,000 shares of common stock totaling $25,625 to a former employee for services rendered to the Company for design of its fiber optic network.

In November 2001, the Company issued 150,232 shares of common stock totaling $20,702 for services rendered to the Company in conjunction with building the Company's wireless bandwidth system.

In November 2001, the Company issued 2,740,363 shares of common stock totaling $377,622 for DS-3 communication services rendered to the Company and to continue through December 2003, of which $152,906 is reflected in other assets as a prepaid.

The value of the shares issued to non-employees for services is determined by the amount of the invoice provided to the Company by the non-employee party.  The price per share is determined by negotiation with the third party.  Normally, the 5-day average closing price of the Company's common stock at the time of the settlement of the transaction is utilized for valuation.

10.     Notes Payable:

In September 2001, a note was issued to Citrus Springs Trust, a significant shareholder, in the amount of $100,000 due on or before August 31, 2002.  Interest will accrue at a rate of one and one half percent (1.50%) per month on the unpaid balance of this note after the maturity date.  The note holder was granted an option to acquire a block of 100,000 shares of restricted common stock for ten cents ($0.10) a share, which is exercisable until December 31, 2003.

In September 2001, a note was issued to Jack Freeman, President, in the amount of $40,000 due on or before August 31, 2002.  Interest will accrue from September 1, 2001 at a rate of three quarters of a percent per month until maturity and at one and one half percent (1.5%) per month on the unpaid balance of this note after the maturity date.  The note holder was granted an option to acquire a block of 100,000 shares of restricted common stock for sixteen cents ($0.16) a share, which is exercisable until December 31, 2003.

In October 2001, a note was issued to Jack Freeman, President, in the amount of $75,000 due on or before August 31, 2002.  Interest will accrue from October 1, 2001 at a rate of three quarters of a percent per month until maturity and at one and one half percent (1.5%) per month on the unpaid balance of this note after the maturity date.  The note holder was granted an option to acquire a block of 100,000 shares of restricted common stock for sixteen cents ($0.16) a share, which is exercisable until December 31, 2003.

Collectively, the stock options were valued at $8,000 and deferred as financing costs.

11.     Liquidity:

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and satisfaction of liabilities in the normal course of business.  At December 31, 2001, the Company has negative working capital totaling $16,914,289.  The Qwest obligation, discussed earlier in Note 4, accounts for $15.1 million of this amount.  As discussed in Note 4, the Company believes that the Qwest obligation will not present a liquidity problem in the future (Refer to Note 12).  The Company has an arrearage of certain federal tax liabilities of approximately $700,000, including payroll liabilities.  In addition, the Company incurred losses totaling $6,942,230 since inception (September 1, 1998).  While these matters raise substantial doubt about the Company's ability to continue on as a going concern, the Company has significantly reduced its losses in this fiscal year and plans to be profitable in the next fiscal year.  The continuation of the Company as a going concern is dependent upon the Company raising additional capital, and attaining and maintaining profitable operations.

The Company and its principal shareholder and chief executive officer, Robert Crawford, plan to continue to fund the Company through quarterly sales of Series B Preferred Stock as needed.  Additional financing is being planned.  The Company has identified potential sources of capital and believes that the Company will be able to secure the necessary capital to put their business plan into operation.  The capital requirements for the Global PTX are included in the earlier announced capital planning.  This is part of the EDS Center investment of Segment 1 of the bandwidth network.  In March 2001, the Company entered into an agreement with IFG Private Equity LLC.  Under this agreement IFG will purchase up to $50 million of the Company's common stock through February 2003.  The agreement is planned to operate in a manner similar to a line of credit, allowing the Company to draw upon funds periodically, when and if desired.  The funding is planned to provide the underlying support to proceed with the business plan.  The funding is subject to the effectiveness of a registration statement to be filed with the SEC.  The Company intends to use the financing to immediately expand its application services and related data storage operations.  As of December 31, 2001, the registration filing has not been submitted to the SEC for review, and the Company can make no assurance that such registration statement will become effective when filed.

12.     Subsequent Events:

An agreement was finalized with Qwest Communications, Inc. and signed on February 1, 2002.  Qwest acquired from the Company 505 miles of fiber optic conduit from New Orleans to Jacksonville, FL  for a purchase price of $15.12 million.  The conduit had a book asset value of $14,396,891.  The Company reduced its trade payables by $15.12 million.   The Company will record a non-operating gain of $723,109 from this transaction.  The Company has no further obligation under the agreements with Qwest.

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

Acquisitions

The Company was organized in September 1998 as North American Software Associates, Limited, a Delaware corporation. It was organized to provide a variety of telecommunications services. On April 1, 1999, the Company acquired all of the assets of Freedom 2000, a local Internet Service Provider (ISP), in exchange for 577,123 restricted shares of its common stock. On December 3, 1999, the Company acquired all of the common stock of Action Communications, Inc. ("Action"), a provider of digital and alpha numeric paging services, in exchange for 1,731,339 restricted shares of its common stock. The Action transaction has been treated for accounting purposes as a purchase of assets and liabilities.  Accordingly, revenues and expenses of Action prior to December 3, 1999 have not been consolidated. Effective December 21, 1999, North American Software Associates, Limited ("NAS") was acquired by Pierce International, Inc. in a share exchange transaction and in March 2000, the Company changed its name to North American DataCom, Inc. The transaction with Pierce International, Inc. has been accounted for as a reverse acquisition since the former shareholders of NAS owned controlling interest in the Company immediately following the transaction and management of Pierce International, Inc. was replaced by management of NAS.

Overview

The Company also provides Internet access services and digital and alphanumeric paging services. To date, substantially all of the Company’s revenues have been derived from its Internet access services, paging services, the sale of fiber optic conduit, and data storage to consumers and small businesses.

The Company currently has a 150 mega byte per second (mbs) broadband fiber optic and redundant wireless connectivity into its headquarters in Iuka, MS.   The Company has planned to deploy a 3,000 mile 192 giga byte per second (gbs) broadband network in the states of Tennessee, Mississippi, Louisiana, Alabama, Georgia and Florida, to provide application services, communications and information technology services with an emphasis on wideband fiber optic and wireless telecommunications services that support Enterprise Data Storage (EDS) and Application Service solutions. This network is expandable by several orders of magnitude, as needed in the future. The Company plans to utilizes advanced, state-of-the-art technology for its network to provide a wide range of services to telecommunication companies, ISPs and large organizations, including government agencies and departments. Its plan is to provide superior quality and secure broadband communications in connection with its data storage services.

The Company is currently operating a 5,000 square foot Data Storage Center at its Iuka facility. The Company’s Enterprise Data Storage business (EDS) enables it to archive data.  The Company plans to develop two highly secure "Major Center" at its headquarters in Iuka, MS.  The  Company also plans to operate five co-location data storage "Satellite Centers" to provide mirroring and archiving services that are directly connected by its fiber optic network at its Major Center in Iuka, MS.

In August 2001, the Company reached an agreement with Infusion Software Group, LLC (Infusion) to form Global PTX, LLC. The Company and Infusion have established an Application Service Provider business to design, develop and implement data warehousing and data mining applications. Global PTX will establish Private Trade Exchanges focusing on providing customers with an “end-to-end” solution for their business strategies. Initial development activities will be designed to target the Manufacturing and Retail Business Industry Sectors, specifically focused on vendor/customer supply chain management. Infusion is a specialized software and marketing service provider to enterprises throughout the United States. During the quarter ended December 31, 2001, the Company invested $177,500 in this venture (See Note 7) and recorded its proportionate share of Global PTX's losses totaling $51,896.

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

The Company’s revised business plan continues to project operating cash flow to be breakeven by the end of this fiscal year, June 30, 2002. The revenues and net income in the next fiscal year are estimated at approximately $60 million and $10 million, respectively. Under the revised plan, the Company still expects to have a positive cash flow by June 2002, and profits in August 2002.  Due to economic conditions the Company will soon announce a modification to its business plan that will effectively add 6 to 9 months to its complete implementation.  This will not change the short term cash flow and profit objectives, but will reduce Revenue and net income by at least 50 percent in fiscal year 2003.

Results of Operations

For the Three-Month Period Ended December 31, 2001 Compared to the Three-Month Period Ended December 31, 2000

For the three-month period ended December 31, 2001, the Company had net service revenues of $105,936, of which 81% were from Internet revenues and 19% from paging revenues, compared to $85,366, of which 78% were from Internet revenues and 22% from paging revenues, for the comparable period of the prior year.  This represents an increase of $20,570 or 24%, which is directly attributable to an increase in Internet revenues.

Cost of services were $41,739 during the three-month period ended December 31, 2001 compared to $48,212 for the three-month period ended December 31, 2000.  Cost of services were composed of cost of goods sold, paging airtime, postage expense and a 5% allocated overhead expense of total expenses.  The decrease in cost of service is a reflection of control of incremental costs and results of cost reduction efforts further described below.  The Company's gross profit margins were 39% and 56%, respectively.

The Company incurred selling, general and administrative expenses of $574,471 during the three-month period ended December 31, 2001 compared to $798,090 for the same period of the prior year. This decrease was primarily attributed to the expense reduction program put in place in June 2001, which decreased labor expense by $73,000, travel expense by $31,000, professional fees by $146,000, advertising by $21,000 and legal expenses by $71,000. In effect, its operating loss decreased from $760,936 during the three-month period ended December 31, 2000 to $510,274 for the three-month period ended December 31, 2001 or a decrease of 33%.

The Company had other expense of $51,850 for the three-month period ended December 31, 2001 compared to other expense of $172,848 for the three-month period ended December 31, 2000. The other expense during the three-month period ended December 31, 2001, was attributable to the loss in equity investment of $51,896. The other expense during the three-month period ended December 31, 2000, was largely attributable to the imputed interest expense relating to a contract to acquire rights-of-way and fiber conduit.

The Company had a net loss of $562,124 for the three-month period ended December 31, 2001 compared to a net loss of $933,784 for the same period of the prior year.  This 40% reduction in the net loss is directly attributable to the expense reduction program put in place in June 2001, described above.

For the Six-Month Period Ended December 31, 2001 Compared to the Six-Month Period Ended December 31, 2000

For the six-month period ended December 31, 2001, the Company had net service revenues of $198,893, of which 80% were from Internet revenues and 20% from paging revenues, compared to $156,373, of which 75% were from Internet revenues and 24% from paging revenues, for the comparable period of the prior year, excluding PixSell revenues of $45,966 for the six-month period ended December 31, 2001.  This represents an increase of $42,520 or 27%, which is directly attributable to an increase in Internet revenues.

Cost of services was $72,074 during the six-month period ended December 31, 2001 compared to $96,226 for the six-month period ended December 31, 2000.  Cost of services were composed of cost of goods sold, paging airtime, postage expense and a 5% allocated overhead expense of total expenses. The decrease in cost of services is a reflection of control of incremental costs and results of cost reduction efforts further described below.  The Company's gross profit margins, excluding PixSell, were 36% and 62%, respectively.

The Company incurred selling, general and administrative expenses of $995,669 during the six-month period ended December 31, 2001 compared to $1,513,954 for the same period of the prior year. This decrease was primarily attributed to the expense reduction program put in place in June 2001, which decreased labor expense by $119,000, travel expense by $58,000, professional fees by $195,000, advertising by $22,000 and legal expenses by $197,000. In addition, during the six-month period ended December 31, 2001 no employee relocation expense was incurred compared to $44,650 incurred during the same period of the prior year. In effect, its operating loss decreased from $1,453,807 during the six-month period ended December 31, 2000 to $822,686 for the six-month period ended December 31, 2001 or a decrease of 43%.

The Company had other expense of $51,808 for the six-month period ended December 31, 2001 compared to $349,063 for the six-month period ended December 31, 2000. The other expense during the six-month period ended December 31, 2001, was attributable to the loss in equity investment of $51,896. The other expense during the six-month period ended December 31, 2000, was largely attributable to the imputed interest expense relating to a contract to acquire rights-of-way and fiber conduit.

The Company had a net loss of $874,692 for the six-month period ended December 31, 2001 compared to a net loss of $1,802,870 for the period of the prior year.  This 51% reduction in the net loss is directly attributable to the expense reduction program put in place in June 2001, explained above.

Liquidity

Total current assets at December 31, 2001 were $108,147 compared to $103,247 at its fiscal year ended June 30, 2001, or an increase of 5%. The Company’s accounts receivable decreased by $18,947 from $76,230 at June 30, 2001 to $57,283 at December 31, 2001.

Fixed assets, consisting principally of property and equipment, was $16,182,166 at December 31, 2001 compared to $16,248,399 at June 30, 2001. This decrease was primarily due to the sale of a vehicle of $27,017. Other assets increased from $651,794 at June 30, 2001 to $868,282 at December 31, 2001. This increase was primarily attributable to the net investment in Global PTX, LLC of $125,604. Total assets at December 31, 2001 were $17,158,596 compared to $17,003,440 at June 30, 2001.

The current liabilities were $17,022,438 at December 31, 2001 compared to $16,944,152 at June 30, 2001. The Qwest obligation, discussed in Note 4 of the Condensed Consolidated Notes to Financial Statements, accounts for $15.1 million of these amounts (Refer to Note 12).  At December 31, 2001, the Company had accounts payable of $773,262 compared to $1,044,558 at June 30, 2001. This decrease is primarily due to the expense reduction program put in place in June 2001, which decreased travel expense and legal expenses, conversion of accounts payable to common stock and payment of accounts payable by notes payable. At December 31, 2001, the Company had accrued expenses and other liabilities of $1,131,176 compared to $781,594 at June 30, 2001. The increase in accrued expense and other liabilities is attributable to the increase in notes payable of $220,000, which was used to fund the Company’s working capital, and is partially offset by conversion of dividends payable and payable to officer to preferred stock.

For the six-month period ended December 31, 2001, the Company used $478,143 for its operating activities, of which $46,656 was attributable to a decrease in other assets and $197,826 increase in accounts payable and accrued expenses, compared to $613,162 cash used for operating activities, of which $92,680 was attributable to an decrease in other assets and $700,033 increase in accounts payable, during the same six-month period of the prior year. This improvement in cash flow from operating activities was principally the result of an increase in current liabilities. For the six-month period ended December 31, 2001, the Company’s cash flow used in investing activities was $1,230, from the purchase and sale of some property and equipment. The negative cash flow from operating activities was financed with proceeds from the sale of Series B Convertible Preferred Stock and proceeds from the issuance of convertible notes. The Company had $31,968 of cash at December 31, 2001 compared to cash of $78,141 for the same period of the prior year.

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

In addition, the Company’s liquidity is adversely affected by accounts payable from the purchase from Qwest of approximately 500 miles of fiber conduit from New Orleans, LA to Mobile, AL and from Pensacola, FL to Jacksonville, FL. The total purchase price under the bill of sale is approximately $15,120,000 (Refer to Note 12).

The Company's longer term capital planning includes a public offering to raise funds for the development of its fiber optic network.  Current fiber optic network valuations dictate a complete network investment analysis to determine whether it is more cost effective to buy needed fiber optic segments that are now available compared to the Company's installation of its fiber optic network.

The Company plans to complete a $3 to 5 million private placement.  Approximately $2 million will be used for working capital requirements and the balance for infrastructure expansion.  The working capital contribution will allow the Company to complete the implementation of payment plans to bring  the Company's current ratio in balance. The fixed asset infrastructure expansion will be primarily for data storage and software assets.  These assets are planned to be used to support our application service businesses of which GPTX is a primary segment.  The Company currently has wireless and fiber optic bandwidth capability in Iuka to support its plans for the next 15 months.

In August 2000, the Company entered into an agreement with a subsidiary of Norfolk Southern Company to lay fiber conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The contractor did not complete the conduit installation. The Company did not make any payments under this agreement. This agreement was terminated due to changing in the schedule of installations. The Company plans to amend certain terms of the agreement based upon new schedules.

In order to fund working capital needs, the Company sold restricted securities (See Note 9, Stockholders' Equity, to the Notes to Condensed Consolidated Financial Statements) to Robert Crawford, Chairman of the Board, Chief Executive Officer, director and principal shareholder as follows: in December 2001, the Company sold 276 shares of Series B Convertible Preferred Stock for $275,735 and in September 2001, the Company sold 191 shares of Series B Convertible Preferred Stock for $190,990. In July 2001, the cumulative dividends payable on the Series B Convertible Preferred Stock totaling $55,950 for fiscal 2001 were exchanged for 56 additional shares of Series B Convertible Preferred Stock.

Continuing capital requirements are substantial, and the Company is planning to fund those needs. As reflected in the Company’s financial statements for its fiscal year ended June 30, 2001, which were filed with its Annual Report on Form 10-K, the accountant's opinion included a going-concern qualification. Reference is made to Note 10, Liquidity, to the Company’s Notes to Condensed Consolidated Financial Statements and the disclosure that as of December 31, 2001, the Company had negative working capital totaling $16,914,289. The Qwest obligation accounts for $15.1 million of this amount (See Note 4 in the Condensed Consolidated Notes to financial statements). The Company has an arrearage of certain federal tax liabilities of approximately $700,000, including payroll liabilities. In addition, the Company has sustained start-up losses of $6,942,230, since inception (September 1, 1998). The continuation of the Company as a going concern is dependent upon the Company raising additional capital, and attaining and maintaining profitable operations.

The Company has identified potential sources of capital and believes that it will be able to secure the necessary capital to implement its revised business plan. The capital requirements for the Global PTX are included in the earlier announced capital planning. This is part of the EDS Center investment of Segment 1 of the bandwidth network.

In March 2001, the Company entered into an agreement with IFG Private Equity, LLC. Under this agreement IFG will purchase up to $50 million of the Company’s common stock through February 2003. The agreement is planned to operate in a manner similar to a line of credit, allowing the Company to draw upon funds periodically, when and if desired. The funding is planned to provide the underlying support to proceed with the business plan. The funding is subject to the effectiveness of a registration statement to be filed with the SEC. The Company intends to use the financing to immediately expand its fiber optic and related data storage operations. As of November 2001, the registration filing has not been submitted to the SEC for review, and the Company can make no assurance that such registration statement will become effective when filed.

In the next two quarters the Company is planning to utilize the IFG PIPE financing depending on market conditions.  This funding will provide the capital to continue to expand the application service businesses and the data storage support infrastructure investments.

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

The Company Needs Substantial Additional Capital – Insolvency.

Present cash flow from operations is not sufficient to pay certain of the Company’s debts as presently structured. At December 31, 2001, the Company had negative working capital of $16,914,289, and estimates that it will need to secure additional capital of approximately $18,000,000 to finance its operations and capital needs over the next twelve months. See the discussion under "Liquidity" above. The failure of the Company to obtain additional capital will significantly restrict its proposed operations and may make it impossible for the Company to fulfill the timing of its proposed business plan.

Default of Certain Obligations.

In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida. Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications. The agreement with Qwest calls for payments of approximately $15 million over the course of the agreement, all which is currently past due by the Company. Qwest declared a default in October 2001, but has not initiated arbitration or other proceedings. The Company is negotiating with Qwest and anticipates a settlement  (Refer to Note 12).

In August 2000, the Company entered into an agreement with a subsidiary of Norfolk Southern to lay fiber conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee. The conduit installation was not completed. The Company has not made any payments under this agreement. This agreement was terminated due to changing in the schedule of installations. The Company plans to amend certain terms of the agreement based upon new schedules. The Company has installed 24 miles of conduit, of which approximately 8 miles was sold to Bell South in fiscal 2001, providing fiber optic access to the Company’s enterprise data center in Iuka, Mississippi.

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

David Cray, former Vice President and Corporate Treasures, departed the Company effective March 5, 2001, upon his return from a leave of absence.  Mr. Cray and the Company have reached an agreement to settle outstanding differences regarding expenses and compensation.  The Company and Mr. Cray have agreed to terms, but final agreement has not been completely executed.  The terms of the settlement will not materially affect the finances of the Company.

On June 13, 2001, the Company was served with a summons and complaint in the matter known as OptiCom v. North American DataCom, Inc., (County Court of Tishomingo, State of Mississippi, Cause No. CV01-0077(G)(T).  Plaintiff OptiCom has alleged that the Company has failed to pay $28,000 for optical conduit provided for the last mile access along the Tishomingo Railroad.  The Company is defending the lawsuit and has engaged OptiCom in settlement negotiations.

On December 18, 2001, the Company was served with a summons and complaint in the matter known as Portal v. North American DataCom, Inc., (Superior Court of the State of California, County of Santa Clara, Cause No. CV803226).  Plaintiff Portal has alleged that the Company has failed to pay $439,816 for software and maintenance.  The Company is defending the lawsuit.

Item 2.     Changes in Securities and Use of Proceeds

In August 2001, the Company issued the following restricted shares of common stock:

The Company issued 90,000 restricted shares of common stock to Magnolia Electric Company for services rendered to the Company in providing power to the wireless bandwidth system the Company constructed, totaling $12,600. These shares were valued at $0.14 per share, the closing bid price of its common stock at the day of issuance.

The Company issued 12,500 restricted shares of common stock to Jamie Wadkins, 20,000 restricted shares of common stock to Keith Barnett and 7,500 restricted shares of common stock to Edgar Earl Wadkins for $10,000 worth of Internet service equipment. These shares were valued at $0.25 per share, the closing bid price of its common stock at the day of issuance.

The Company issued 250,000 restricted shares of common stock to Bryan Forman for services rendered to the Company for design of its fiber optic network, totaling $25,625. These shares were valued at $0.10 per share, the closing bid price of its common stock at the day of issuance.

In November 2001, the Company issued the following restricted shares of common stock:

The Company issued 150,232 restricted shares of common stock to Microwave Transmission Systems, Inc. for services rendered to the Company in conjunction with building the Company's wireless bandwidth system, totaling$20,702.  These shares were valued at $0.1378 per share, the closing bid price of its common stock at the day of issuance.

The Company issued 2,740,363 restricted shares of common stock to Corban Communications, Inc. for services rendered to the Company and to continue to provide direct communications network through December 2003, totaling $377,622.  These shares were valued at $0.1378 per share, the closing bid price of its common stock at the day of issuance.

The sales and issuances of restricted securities in the transactions described above were deemed by the Company to be exempt from the registration requirements under the Act in reliance upon Section 4(2) of the Act, Regulation D promulgated there under, and, in the case of the issuance of common stock as a prize in a logo contest, on the basis that no "sale" as defined in the Act occurred.

Item 3.     Default Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

During the quarter ended December 31, 2001, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American DataCom, Inc.

By: /s/ Robert R. Crawford
Robert R. Crawford, Chairman, Chief Executive Officer, Chief Financial and Accounting Officer and Sole Director
Dated: February 20, 2002
Iuka, MS