Form 10-Q
period 2002-03-31
NORTH AMERICAN DATACOM INC
filed 2002-05-17
CIK 823387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

                             (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended:  March 31, 2002

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

Common Stock, $.0001 par value, 104,367,669 shares outstanding as of April 30, 2002.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

NORTH AMERICAN DATACOM, INC.
Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and June 30, 2001
	March 31, 2002	June 30, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$13,507	$18,484
Accounts Receivable, Net of Allowance of $3,000 and $2,400
at March 31, 2002 and June 30, 2001	43,596	76,230
Inventories	8,370	5,978
Employee Advances	2,555	2,555
Other	19,000	-
Total Current Assets	$87,028	$103,247
Investments (Note 3)	-	-
Property and Equipment:
Conduit and Optic Fiber (Note 4)	129,014	14,525,905
Computers and Equipment	728,102	728,032
Communications Equipment and Wireless Towers	640,860	627,507
Software	355,164	351,184
Other	105,324	123,763
Total Property and Equipment	1,958,465	16,356,391
Less Accumulated Depreciation and Amortization	(202,291)	(107,992)
Net Property and Equipment	1,756,174	16,248,399
Other Assets (Note 5)	850,965	651,794
Total Assets	$2,694,167	$17,003,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade Note Payable (Note 4)	$-	$15,118,000
Accounts Payable	771,086	1,044,558
Accrued Expenses	893,730	692,103
Dividends Payable	-	55,950
Notes Payable, current portion (Note 10)	215,000	-
Convertible Notes Payable	33,541	33,541
Total Current Liabilities	1,913,357	16,944,152
Notes Payable (Note 10)	109,500	-
Payable to Officer	-	25,662
Total Liabilities	2,022,857	16,969,814
Commitments and Contingencies (Notes 4, 5, 6 and 8)	-	-
Stockholders' Equity (Note 9)
Convertible Preferred Stock, No Par Value; 400,000 Shares
Authorized, none outstanding	-	-
Series B Convertible Preferred Stock, $1,000 Par Value; 6%
Cumulative; 5,000 Shares Authorized 2,411 and 1,756 Shares
Issued and Outstanding as of March 31, 2002 and
June 30, 2001, respectively	2,409,988	1,755,492
Common Stock, $.0001 Par Value; 150,000,000 Shares
Authorized; 104,367,669 and 100,167,074 Shares Issued and
Outstanding as of March 31, 2002 and
June 30, 2001, respectively	10,436	10,016
Additional Paid in Capital	5,143,785	4,585,655
Other Accumulated Comprehensive Loss	(250,000)	(250,000)
Accumulated Deficit	(6,642,899)	(6,067,538)
Total Stockholders' Equity	671,309	33,626
Total Liabilities and Stockholders' Equity	$2,694,167	$17,003,440
See accompanying notes to condensed consolidated financial statements (unaudited).

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
Net Service Revenues	$102,019	$201,999	$346,877	$358,372
Cost of Services	33,798	60,434	105,873	157,660
Gross Profit	68,220	141,565	241,005	201,712
Selling, General and Administrative Expense	457,886	731,719	1,453,556	2,245,673
Operating Loss	(389,666)	(590,154)	(1,212,551)	(2,043,961)
Other Income (Expense):
Interest Expense	-	(176,347)	-	(541,224)
Loss in equity investment	(32,130)	-	(84,026)	-
Non-operating gain (Note 4)	721,109	-	721,109	-
Other	17	(63)	106	15,751-
Total Other Income (Expense)	688,996	(176,410)	637,189	(525,473)
Income (Loss) Before Income Tax Expense (Benefit)	299,331	(766,564)	(575,362)	(2,569,434)
Income Tax Expense (Benefit)	-	-	-	-
Net Income (Loss)	299,331	(766,564)	(575,362)	(2,569,434)
Net Income (Loss) Applicable to Common Shareholders - Basic (Note 1)	$0.003	$(0.010)	$(0.006)	$(0.030)
Net Income (Loss) Applicable to Common Shareholders - Diluted (Note 1)	$0.002	$(0.010)	$(0.006)	$(0.030)
Weighted Average Number of Common Shares Outstanding-Basic (Note 1)	103,747,669	98,656,448	102,212,459	98,546,362
Weighted Average Number of Common Shares Outstanding-Diluted (Note 1)	123,626,077	98,656,448	102,212,459	98,546,362
See accompanying notes to condensed consolidated financial statements (unaudited).

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
Net Income (Loss)	$299,331	$(766,564)	$(575,362)	$(2,569,434)
Net change in unrealized loss on investments (Note 3)	-	-	-	(90,000)
Comprehensive income (loss)	$299,331	$(766,564)	$(575,362)	$(2,659,434)
See accompanying notes to condensed consolidated financial statements (unaudited).

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

							Net
							Unrealized	Stock-
	Series B Preferred		Common Stock		Additional	Accumulated	Loss on	holders'
	Shares	Amount	Shares	Amount	PIC	Deficit	Investments	Equity
Balance, June 30, 2001	1,756	$1,755,492	100,167,074	$10,016	$4,585,656	$(6,067,538)	$(250,000)	$33,626
Issuance of Series B
Preferred Stock	191	190,990	-	-	-	-	-	190,990
Issuance of additional Series
B Preferred Stock (Note 7)	56	55,950	-	-	-	-	-	55,950
Issuance of shares for
services rendered	-	-	90,000	9	12,591	-	-	12,600
Issuance of shares for
equipment	-	-	40,000	4	9,996	-	-	10,000
Issuance of shares for
settlement of claims (Note 7)		-	250,000	25	25,600	-	-	25,625
Stock options (Note 10)	-	-	-	-	8,000	-	-	8,000
Net loss of the period
ended September 30, 2001	-	-	-	-	-	(312,568)	-	(312,568)
Balance, September 30, 2001	2,003	$2,002,432	100,547,074	$10,054	$4,641,843	$(6,380,106)	$(250,000)	$24,223
Issuance of Series B
Preferred Stock	276	275,735	-	-	-	-	-	275,735
Issuance of Shares for
services rendered	-	-	150,232	15	20,687	-	-	20,702
Issuance of Shares for
services rendered	-	-	2,740,363	274	377,348	-	-	377,622
Net loss for the period ended
December 31, 2001	-	-	-	-	-	(562,124)	-	(562,124)
Balance, December 31, 2001	2,279	2,278,167	103,437,669	10,343	5,039,878	(6,942,230)	(250,000)	136,158
Issuance of Series B
Preferred Stock	132	131,821	-	-	-	-	-	131,821
Issuance of shares for legal
rendered services	-	-	130,000	13	12,987	-	-	13,000
Issuance of shares for
corporate securities
services rendered	-	-	200,000	20	19,980	-	-	20,000
Issuance of shares for
management
services rendered	-	-	400,000	40	39,960	-	-	40,000
Issuance of shares for
consulting
services to be rendered	-	-	200,000	20	19,980	-	-	20,000
Stock options (Note 10)	-	-	-	-	11,000	-	-	11,000
Net income
for the period ended
March 31, 2002	-	-	-	-	-	299,331	-	299,331
Balance, March 31, 2002	2,411	$2,409,988	104,367,669	$ 10,436	$5,143,785	$(6,642,899)	$(250,000)	$ 671,309
See accompanying notes to condensed consolidated financial statements (unaudited).

NORTH AMERICAN DATACOM, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(575,362)	$(2,569,434)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization (Note 4)	123,774	646,615
Loss in equity investment	84,026	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	32,634	(97,068)
Decrease in notes receivable	-	2,920
Increase in inventory	(2,392)	(5,290)
Decrease in other assets and employee advances	45,677	60,851
Increase (decrease) in accounts payable and accrued expenses	(436,363)	1,283,977
Net cash used in operations	(728,006)	(677,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,872)	(801,347)
Other Advance (Note 5)	-	(200,000)
Proceeds from the sale of property and equipment	27,017	-
Net cash provided (used) in investing activities	3,145	(1,001,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock (Note 9)	-	1,098,431
Payments on trade note payable	-	(575,000)
Proceeds from sale of preferred stock (Note 9)	488,383	1,203,641
Proceeds from issuance of convertible notes payable	-	33,541
Increase (decrease) in notes payable	231,500	(23,917)
Net cash provided by financing activities	719,883	1,736,696

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS, for the period	(4,977)	57,920
CASH AND CASH EQUIVALENTS, beginning of period	18,484	20,948
CASH AND CASH EQUIVALENTS, end of period	$13,507	$78,868
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2002 and its results of operations and cash flows for the three-and-nine-month periods ended March 31, 2002 and 2001.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of June 30, 2001 including the notes thereto.

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

Loss per Share

Basic and diluted loss per common share have been computed based upon the weighted average number of shares outstanding during the nine month periods ending March 31, 2002 and 2001.  Reduction in stock options was due to the expiration of 3,825,983 shares on December 31, 2001.  Common stock equivalents consisting of stock options, convertible notes, convertible preferred stock and warrants were not considered in nine-month period ended March 31, 2002 and 2001 nor the three-month period ended March 31, 2002 and 2001, as their effect would be anti-dilutive.  The maximum number of shares assuming full conversion from the Company's per share computations is as follows:

	For the Period Ended
	March 31,
	2002	2001
Stock Options	10,218,233	14,104,216
Convertible Notes	47,208	47,208
Convertible Preferred Stock	9,612,967	1,808,000
	19,878,408	15,959,424

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

Business Lines

Application Service Provider:  In August 2001, the Company reached an agreement to form Global PTX, LLC.  The Company and SB Consulting Company have established an Application Service Provider business to design, develop and implement data warehousing and data mining applications.  Global PTX will establish Private Trade Exchanges focusing on providing customers with an "end-to-end" solution for their business strategies.  Initial development activities will be designed to target the Manufacturing and Retail Business Industry Sectors, specifically focused on vendor/customer supply chain management.  SB Consulting Company is a specialized software and marketing management consultant to enterprises throughout the United States.

            A)  Internet Access:  As of March 31, 2002, the Company provides Internet access services to 1,604 customers in Mississippi, Tennessee and Alabama.  Internet services provided by the Company include basic dial-up access to the Internet through standard computer modems, high speed Internet access, and the design and hosting of websites for customers.  As the Company's fiber optic and broadband wireless network expands, the Company will attempt to market its Internet access provider services to businesses and retail customers along the route of the network.

            B)  Digital and Alpha Paging Services:  Through its wholly-owned subsidiary, Action Communications, Inc. ("Action"), the Company provides one-way digital and alpha numeric paging services to nine southeastern states and is expanding its coverage area to include portions of the eastern and southwestern United States.  As a specialized mobile radio carrier, Action also provides dispatch, telephone and global position system services.

Remote Data Storage:  The Company leases a state-of-the-art facility in Iuka, Mississippi. This facility includes 5,000 square foot computer engineering and programming center that was originally designed and constructed to house the NASA advanced solid rocket motor project.  The computer storage center currently includes 3,500 square foot raised floor, temperature controlled computer room complete with security, UPS power backup and emergency diesel generator backup.  The Company also has an additional 1,500 square foot temperature controlled area that is currently used as its telecommunications room that is adjacent to computer storage center. The hardware configuration for data storage currently is an EMC's Symmetrix open storage solution. The complex has a 50 mega-watt redundant power source provided by a TVA power station for current and additional power requirements that exceeds all of the Company's power requirements.  In addition, 24-hour systems management is provided with onsite personnel trained in the areas of networks, Internet and transmission systems, and is available to monitor enterprise storage operations, data center services, network operation controls, and Internet hosting.

The Company's facility contains a full range of security features. These include 24-hour-a-day secured access with security breach alarms, cipher lock systems and security guards on premises. This facility is a government constructed, nearly tornado-proof building using full redundant primary power from two sources with multiple backup power generators. This physical and technical environment provides the Company's customers the reliability and flexibility necessary to store mission critical web-based information at affordable rates.

The Company proposes to become a Tier IV data center supporting secure enterprise data hosting and storage services. The Company believes that its Iuka facility is uniquely designed to provide the physical environment necessary for a Tier IV data center with relatively minimal additional expenditure. When completed, at a current estimated cost of $2,000,000, this data center should enable the Company to offer enterprise storage operations, Internet hosting co-location, web-based data storage and general real-time data backup running 24-hours-a-day, 7-days-a-week. The proposed facility has been custom designed with raised floors, HVAC temperature control systems with separate cooling zones and full electric power redundancy, which features are desirable for the Company’s operations and the services provided.  The Company intends to continue to develop and upgrade its current data center in Iuka, Mississippi to support up to 40,000 square feet of raised floor data center services.

In order to upgrade the Company's existing facilities to offer Tier IV services the Company will need to upgrade various elements of its facilities, including: (i) multiple data entrances, (ii) multiple power supplies, (iii) enhanced physical security for the premises and (iv) expansion of square footage of raised floor space. Currently the Company has sufficient data access to its hosting facility provided by microwave wireless transmission and leased lines from Atlanta and Memphis. As the Company's broadband network is expanded the Company expects to be able to provide dual redundant alternative data entrances to its hosting and storage facility.

The Company plans to expand its enterprise data storage infrastructure around the E-Business Infrastructure Architecture. The core components of the Company's data storage infrastructure are expected to be fault tolerant enterprise storage, fully supported redundant servers, and state-of-the-art database software. The Company believes that it has selected a proven network structure and best-in-class components to build its enterprise storage system. The hardware configuration for data storage is expected to expand its EMC's Symmetrix open storage solution and introduce other technology as needed by its customers. The redundant storage architecture and world-class support is expected to make the Company's storage solution equal to or superior to other business data center providers. With final Board of Directors’ approval to proceed the Company projects that it will require 12 months to complete initial expansion of it enterprise data storage infrastructure facility.

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

In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida.   The agreement with Qwest included payments of approximately $15 million over the course of the agreement (none of which were made).  Due to market conditions a new agreement was finalized with Qwest Communications, Inc. and signed on February 1, 2002.  Under this new agreement, Qwest reacquired the Company's 504 miles of fiber optic conduit from New Orleans to Jacksonville, FL for a purchase price of $15.12 million.  The conduit had a book value of $14,396,891. As a result of this agreement,  the Company reduced its trade payables by $15.12 million and recorded a non-operating gain of $721,109 from this transaction.  The Company has no further obligation under the agreements with Qwest.

In August 2000, the Company entered into an agreement with a subsidiary of Norfolk Southern Company to install fiber conduit between Atlanta, Georgia and Chattanooga, Tennessee and from Chattanooga to Memphis, Tennessee.  The Norfolk Southern Company contractor did not complete the conduit installation, and the Company did not make any payments under this agreement.

The Company has installed 24 miles of conduit, of which approximately 8 miles was sold to Bell South in fiscal 2001, providing access to the Company's enterprise data center in Iuka, Mississippi.

In December 2001, the Company entered into a wireless bandwidth agreement extending through December 2003.  The wireless bandwidth was acquired from Corban Communications in exchange for 2,740,363 shares of NADA common restricted stock.  This transaction is valued at $377,622.

While the Company is building its broadband network, the Company has installed a heavy load communications tower to provide wireless connectivity, initially up to 500 MBPS, from the Company's facility in Iuka, Mississippi.  This connectivity provides worldwide Internet and telecommunications system through Atlanta and Memphis.  This provides the Company with a capability to test and market its application services, its data storage services, its web-hosting services, and competitive local exchange carrier (CLEC) and interstate exchange carrier (IXC) telephone applications services.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  FAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business.  The Company will adopt FAS 144 as of February 1, 2002 and does not believe that the adoption of FAS 144 will have a material impact on the Company's financial position or results of operations.

3.     Investments:

The Company's investments are classified as available-for-sale.  The amortized cost, gross unrealized losses and estimated fair value, less the option price of $0.12 per share, for these investments were as follows at March 31, 2002 and June 30, 2001.

	Cost	Gross Unrealized	Estimated Fair
	Basis	Losses	Value
March 31, 2002
New York Regional Rail Corporation
Stock Options	$250,000	$(250,000)	$0
June 30, 2001
New York Regional Rail Corporation
Stock Options	$250,000	$(250,000)	$0

4.     Property and Equipment:

In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida.   The agreement with Qwest included payments of approximately $15 million over the course of the agreement (none of which were made).  Due to market conditions a new agreement was finalized with Qwest Communications, Inc. and signed on February 1, 2002.  Under this new agreement, Qwest reacquired the Company's 504 miles of fiber optic conduit from New Orleans to Jacksonville, FL for a purchase price of $15.12 million.  The conduit had a book value of $14.40 million. As a result of this agreement,  the Company reduced its trade payables by $15.12 million and recorded a non-operating gain of $721,109 from this transaction.  The Company has no further obligation under the agreements with Qwest.

The Company has installed 24 miles of fiber optic conduit, of which approximately 8 miles was sold to Bell South in February 2001, providing fiber optic access to the Company's enterprise data center in Iuka, Mississippi.

5.     Other Assets:

Other assets consist of the following items as of:

	For the Period Ended
	March 31,	June 30,
	2002	2001
FCC License, net of amortization of $57,558 and $39,057, respectively	$ 312,442	$ 330,943
Advance to Affiliate	200,000	200,000
Net Investment in Global PTX, LLC	126,574	-
Other	211,949	120,851
	$ 850,965	$ 651,794

In July 2000, the Company and Global Fiber Optic and Wireless Communications, Ltd. ("Global") each advanced $200,000 for developing a joint venture to provide a 4,000 mile fiber optic communications and Internet network in Turkey.  The Company and Global plan to have a fifty (50%) percent interest in the joint venture.  The Company will be required to provide electronic and communications technologies, while Global will provide rights-of-way and other real estate as needed in Turkey.  Currently, the advances are being used by the proposed joint venture to purchase rights-of-way and other assets to be utilized in the future operations of the joint venture. The venture is currently inactive due to economic conditions in Turkey. The majority shareholder guarantees the advance.

In August 2001, the Company reached an agreement to form Global PTX, LLC.  The Company and SB Consulting Company have established an Application Service Provider business to design, develop and implement data warehousing and data mining applications.  Global PTX will establish Private Trade Exchanges focusing on providing customers with an "end-to-end" solution for their business strategies.  Initial development activities will be designed to target the Manufacturing and Retail Business Industry Sectors, specifically focused on vendor/customer supply chain management.  SB Consulting is a specialized software and management consulting provider to enterprises throughout the United States.  During the quarter ended March 31, 2002, the Company invested a total of $210,600 in this venture and recorded its proportionate share of Global PTX's losses totaling $84,026.

6.     Commitments:

In March 2001, the Company and the Mississippi Economic Development Agency agreed to amend the original lease, signed by the Company in January 1999, to include a 20-year term for its main facility in Iuka, Mississippi. This lease provides the Company with 25,000 square feet of office and equipment space at the former National Aeronautics and Space Administration facility.  The State, acting through the Mississippi Development Authority (MDA), has also granted the Company a 10-year right of first refusal to lease an additional 75,000 square feet at the Iuka facility, to accommodate the Company's expansive business plan.

The Company has agreed to sell to the majority shareholder up to 5,000 shares of Series B Preferred Stock at $1,000 per share.  As of March 31, 2002, 2,411 such shares were sold to the shareholder.

7.     Supplemental Cash Flow Information:

For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash on hand, demand deposit accounts and short-term investments in certificates of deposit with maturities of three months or less.

Noncash investing and financing activities during the nine-month period ended March 31, 2002:

March 31, 2002

Noncash investment in Global PTX, LLC from notes payable            $93,000

Qwest reacquired the Company's 504 miles of fiber optic conduit from New Orleans to Jacksonville, FL for a purchase price of $15.12 million.  The conduit had a book value of $14.40 million. As a result of this agreement,  the Company reduced its trade payables by $15.12 million and recorded a non-operating gain of $721,109 from this transaction.   The Company has no further obligation under the agreements with Qwest (Note 4).

Noncash equity transactions during the nine-month period ended March 31, 2002 and 2001:

	No. of Shares	Dollar Amount
March 31, 2002
Issuance of stock for services	2,890,595	$ 398,324
Payable to officer converted to preferred stock	26	$ 25,662
Conversion of preferred dividends payable to preferred stock	56	$ 55,950
Issuance of stock for services	90,000	$ 12,600
Issuance of stock for equipment	40,000	$ 10,000
Issuance of stock for settlement of claims (Note 9)	250,000	$ 25,625
Issuance of stock options	0	$ 19,000
Issuance of stock for legal services	130,000	$ 13,000
Issuance of stock for consulting corporate securities services	200,000	$ 20,000
Issuance of stock for management services	400,000	$ 40,000
Issuance of stock for consulting services	200,000	$ 20,000
Issuance of preferred stock in exchange for investment in Global PTX, LLC	85	$ 84,500

March 31, 2001
Issuance of stock for payment of accounts payable	54,225	$ 115,032

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

Although the ultimate outcome of any pending litigation or claims cannot be ascertained at this time, the Company currently believes that the liability, if any, resulting from the aggregate amount of uninsured damages for outstanding lawsuits, investigations and asserted claims will not have a material adverse effect on its consolidated financial position and results of operations.  However, in view of the unpredictable nature of such matters, no assurances can be given in this regard.

9.     Stockholders' Equity:

In March 2002, the Company issued 130,000 shares of common stock totaling $13,000 to the Company's general counsel for legal services rendered to the Company.

In March 2002, the Company issued 200,000 shares of common stock totaling $20,000 to three individuals for corporate securities consulting services rendered to the Company under an agreement with the Company dated November 6, 2001.

In March 2002, the Company issued 400,000 shares of common stock totaling $40,000 to the Company's Chairman and Chief Executive Officer for management services rendered to the Company during the period of April 1, 2001 through September 30, 2001.

In March 2002, the Company issued 200,000 shares of common stock totaling $20,000 to one individual for consulting services to be rendered to the Company under an agreement with the Company.

In March 2002, the Company sold 132 shares of Series B Convertible Preferred Stock to a principal shareholder for $131,821.  In December 2001, the Company sold 276 shares of Series B Convertible Preferred Stock to a principal shareholder for $275,735.  In September 2001, the Company sold 191 shares of Series B Convertible Preferred Stock to a principal shareholder for $190,990.  In July 2001, the cumulative dividends payable on the Series B Convertible Preferred Stock totaling $55,950 from fiscal 2001 were exchanged for 56 additional shares of Series B Convertible Preferred Stock.  The conversion terms of the Series B Preferred shares were amended by action of the Board of Directors.  A time value of money and market fluctuation discount factor of 30% of the average registered common stock price was initially utilized to value the Rule 144 stock price.  The conversion rate now reflects the valuation of the registered common stock as per the end of each quarter in order to accommodate market valuation changes, based upon the closing bid price of the shares during the 5 trading days prior to the end of each quarter.  The Board of Directors approved that the new conversion terms apply to shares issued after September 30, 2000.

In August 2001, the Company issued 90,000 shares of common stock totaling $12,600 for electrical services rendered to the Company in providing power to the wireless bandwidth heavy load tower the Company constructed .

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

In November 2001, the Company issued 2,740,363 shares of common stock totaling $377,622 for DS-3 communication services rendered to the Company and to continue through December 2003, of which $128,945 is reflected in other assets as a prepaid.

The value of the shares issued to non-employees for services is determined by the amount of the invoice provided to the Company by the non-employee party.  The price per share is determined by negotiation with the third party.  Normally, the 5-day average closing price of the Company's common stock at the time of the settlement of the transaction is utilized for valuation.

10.     Notes Payable:

In September 2001, revised in December 2001, a note was issued to Citrus Springs Trust, a significant shareholder, in the amount of $100,000 due on or before August 31, 2002.  Interest will accrue at a rate of one and one half percent (1.50%) per month on the unpaid balance of this note after the maturity date.  The note holder was granted an option to acquire a block of 100,000 shares of restricted common stock for ten cents ($0.10) a share, which is exercisable until December 31, 2003.

In September 2001, revised in December 2001, a note was issued to Jack Freeman, President, in the amount of $40,000 due on or before August 31, 2002.  Interest will accrue from September 1, 2001 at a rate of three quarters of a percent per month until maturity and at one and one half percent (1.5%) per month on the unpaid balance of this note after the maturity date.  The note holder was granted an option to acquire a block of 100,000 shares of restricted common stock for sixteen cents ($0.16) a share, which is exercisable until December 31, 2003.

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

In March 2002, a note was issued to a related party in the amount of $109,500 due on or before June 30, 2003.  Interest will accrue at a rate of three quarters of one percent per month and will increase to one and one half percent (1.5%) per month on the unpaid balance of this Note after the maturity date.  The note holder was granted an option to acquire a block of 200,000 shares of restricted common stock for ten ($0.10) a share, which is exercisable until December 31, 2003.

Collectively, the stock options were valued at $19,000 and deferred as financing costs.

11.     Liquidity:

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and satisfaction of liabilities in the normal course of business.  At March 31, 2002, the Company has negative working capital totaling $1,826,329.  The improvement in the Company's negative working capital is attributable to the resolution of the Qwest obligation in February 2002, whereby the Company reduced its trade payables by $15.12 million and recorded a non-operating gain of $721,109 (See Note 4).  The Company has an arrearage of certain federal tax liabilities of approximately $750,000, including payroll liabilities.  In addition, the Company incurred losses totaling $6,642,899 since inception (September 1, 1998).  While these matters raise doubt about the Company's ability to continue on as a going concern, the Company has significantly reduced its losses in this fiscal year and plans to be profitable in the next fiscal year.  The continuation of the Company as a going concern is dependent upon the Company raising additional capital, and attaining and maintaining profitable operations.

The Company and its principal shareholder and chief executive officer, Robert Crawford, plan to continue to fund the Company through quarterly sales of Series B Preferred Stock as needed.  Additional financing is being planned.  The Company has identified potential sources of capital and believes that the Company will be able to secure the necessary capital to put their business plan into operation.  The capital requirements for the Global PTX are included in the earlier announced capital planning.  This is part of the EDS Center investment of Segment 1 of the bandwidth network.  In March 2001, the Company entered into an agreement with IFG Private Equity LLC.  Under this agreement IFG will purchase up to $50 million of the Company's common stock through February 2003.  The agreement is planned to operate in a manner similar to a line of credit, allowing the Company to draw upon funds periodically, when and if desired.  The funding is planned to provide the underlying support to proceed with the business plan.  The funding is subject to the effectiveness of a registration statement to be filed with the SEC.  The Company intends to use the financing to immediately expand its application services and related data storage operations.  As of March 31, 2002, the registration statement has not been filed, and the Company can make no assurance that such registration statement will become effective when filed.

12.     Subsequent Events:

On April 23, 2002, the Company announced that it had appointed two new members to its Board of Directors. Jack Freeman stepped down as President of the Company, but became a member of the Board.  Robert Crawford has assumed the duties of the office of President of the Company.  The second new Member was Dr. William Durham, MD, an investor in the Company.

On April 30, 2002, the Company announced that it had opened a liaison office in Greater China. The liaison office, established in Shanghai, will focus on application service product development, and will strengthen the Company's ability to rapidly respond to market opportunities within the Pacific Rim region.

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

Acquisitions

The Company was organized in September 1998 as North American Software Associates, Limited, a Delaware corporation. It was organized to provide a variety of telecommunications services. On April 1, 1999, the Company acquired all of the assets of Freedom 2000, a local Internet Service Provider (ISP), in exchange for 577,123 restricted shares of its common stock. On December 3, 1999, the Company acquired all of the common stock of Action Communications, Inc. ("Action"), a provider of digital and alpha numeric paging services, in exchange for 1,731,339 restricted shares of its common stock. The Action transaction has been treated for accounting purposes as a purchase of assets and liabilities.  Accordingly, revenues and expenses of Action prior to December 3, 1999 have not been consolidated. Effective December 21, 1999, North American Software Associates, Limited ("NAS") was acquired by Pierce International, Inc. in a share exchange transaction and in March 2000, the Company changed its name to North American DataCom, Inc. The transaction with Pierce International, Inc. has been accounted for as a recapitalization since the former shareholders of NAS owned controlling interest in the Company immediately following the transaction and management of Pierce International, Inc. was replaced by management of NAS.

Overview

The Company provides Internet access services and digital and alphanumeric paging services. To date, substantially all of the Company’s revenues have been derived from its Internet access services, paging services, the sale of fiber optic conduit, and data storage to consumers and small businesses.

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

In August 2001, the Company reached an agreement to form Global PTX, LLC.  The Company and SB Consulting Company have established an Application Service Provider business to design, develop and implement data warehousing and data mining applications.  Global PTX will establish Private Trade Exchanges focusing on providing customers with an "end-to-end" solution for their business strategies.  Initial development activities will be designed to target the Manufacturing and Retail Business Industry Sectors, specifically focused on vendor/customer supply chain management.  SB Consulting is a specialized software and management consulting provider to enterprises throughout the United States.  During the quarter ended March 31, 2002, the Company invested a total of $210,600 in this venture (See Note 7) and recorded its proportionate share of Global PTX's losses totaling $84,026.

Revised Business Plan Information

On February 2, 2002, the Company announced the reduction of its capital budget for the balance of this fiscal year to approximately $3 million. The Company has subsequently reduced the capital budget to less than $1 million.  This was due to the reduced costs of needed equipment and software due to price weakness in the marketplace.  As of this date this budget has been funded. This budget was funded through continued private placements of equity and debt capital.  In addition, additional funding may be provided through its funding agreement with IFG Equity Funding, LLC, subject to market conditions.

On December 4, 2001, the Company announced its plans to expand its Internet and Data Services business to one hundred twenty-nine (129) cities in Mississippi, Alabama, and Tennessee.  This expansion will allow virtually anyone in Mississippi, Alabama, and Tennessee to have local Internet access and/or Data Services, or at least a choice of service providers.  The expansion will complement the high-speed Internet access and Data Services network that has been planned for the underserved areas within the Southeast.  The Company's expansion supports its revised business plan and is expected to increase the Company's Internet and Data Services business revenues.  This expansion will provide synergistic support for the Company's data storage services, broadband connectivity and information technology services.  The expanded Internet and Data access will provide an additional benefit for customers of the Company's Global PTX venture, who can use the increased professional and application services.

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

The Company’s revised business plan projects operating cash flow to be breakeven by July 2002, and profits in October 2002.  Due to economic conditions the Company will soon announce a modification to its business plan that will effectively add 6 to 9 months to its complete implementation.  This will not change the short term cash flow and profit objectives, but will reduce Revenue and net income by at least 50 percent in fiscal year 2003.

Results of Operations

For the Three-Month Period Ended March 31, 2002 Compared to the Three-Month Period Ended March 31, 2001

For the three-month period ended March 31, 2002, the Company had net service revenues of $102,019, of which 83% were from Internet revenues and 17% from paging revenues, compared to $139,115, of which 53% were from Internet revenues and 16% from paging revenues for the comparable period of the prior year, excluding PixSell revenues of $62,884 for the three-month period ended March 31, 2001.  Comparing only Internet and Paging revenues, the three-month period ended March 31, 2002 had Internet revenues of $84,878 and paging revenues of $17,141, compared to $73,661 of Internet revenue and $21,920 of paging revenues for the same three-month period of the prior year.  This represents an increase of $6,438 or 6%, which is directly attributable to an increase in Internet revenues. The decrease of $37,096 or 27% compared to the three-month period ended March 31, 2001 arises from $43,534 of conduit sales (Note 4).

Cost of services were $33,798 during the three-month period ended March 31, 2002 compared to $60,434 for the three-month period ended March 31, 2001.  Cost of services were composed of cost of goods sold, paging airtime, postage expense and a 5% allocated overhead expense of total expenses.  The decrease in cost of service is a reflection of control of incremental costs and results of cost reduction efforts further described below.  The Company's gross profit margins, excluding PixSell, were 33% and 43%, respectively.

The Company incurred selling, general and administrative expenses of $457,886 during the three-month period ended March 31, 2002 compared to $731,719 for the same period of the prior year. This decrease was primarily attributed to the expense reduction program put in place in June 2001, which decreased labor expense by $266,000, travel expense by $20,000, and  professional fees by $130,000. In effect, its operating loss decreased from $590,154 during the three-month period ended March 31, 2001 to $389,666 for the three-month period ended March 31, 2002 or a decrease of 34%.

The Company had other income of $688,996 for the three-month period ended March 31, 2002 compared to other expense of $176,410 for the three-month period ended March 31, 2001. The other income during the three-month period ended March 31, 2002, was attributable to the non-operating gain of $721,109 that was recorded as a result of the resolution of the Qwest obligation (Note 4) offset by the loss in equity investment of $32,130 (Note 5). The other expense during the three-month period ended March 31, 2001, was largely attributable to the imputed interest expense relating to a contract to acquire rights-of-way and fiber conduit.

The Company had a net income of $299,331 for the three-month period ended March 31, 2002 compared to a net loss of $766,564 for the same period of the prior year.  This  improvement in the net loss is directly attributable to the expense reduction program put in place in June 2001, described above, and the recording of a non-operating gain of $721,109 in February 2002 (See Note 4, Property and Equipment, to the Notes to Condensed Consolidated Financial Statements).

For the Nine-Month Period Ended March 31, 2002 Compared to the Nine-Month Period Ended March 31, 2001

For the nine-month period ended March 31, 2002, the Company had net revenues of $346,877 compared to $358,372 in fiscal 2001. The net revenues for services were $300,911, of which 81% were from Internet revenues and 19% from paging revenues. The nine-month period ended March 31, 2001 were $251,954, excluding PixSell data storage revenues of $62,884 and conduit sales of $43,534 to Bell South (Note 4).  Internet revenues accounted for 79% and paging revenues for 21%.  In comparing the nine-month period ended March 31, 2002 with the same nine-month period of the prior year, the Internet revenues of $243,991 compared to $192,816 and paging revenues of $56,920 compared to $59,138.  This represents an increase of $48,957 or 16%, which is directly attributable to an increase in Internet revenues.  Conduit and broadband sales for 2002 have not been pursued due to market conditions. Due to existing market conditions, the data storage business for 2002 is down from $62,884 to $45,966.  This is expected to improve in the next year as the Global PTX application service business develops.

Cost of services was $105,873 during the nine-month period ended March 31, 2002 compared to $156,660 for the nine-month period ended March 31, 2001.  Cost of services were composed of cost of goods sold, paging airtime, postage expense and a 5% allocated overhead expense of total expenses. The decrease in cost of services is a reflection of control of incremental costs and results of cost reduction efforts further described below.  The Company's gross profit margins, excluding PixSell, were 35% and 53%, respectively.

The Company incurred selling, general and administrative expenses of $1,453,556 during the nine-month period ended March 31, 2002 compared to $2,245,673 for the same period of the prior year. This decrease was primarily attributed to the expense reduction program put in place in June 2001, which decreased labor expense by $400,000, travel expense by $70,000, professional fees by $300,000, and advertising by $20,000. In addition, during the nine-month period ended March 31, 2002, no employee relocation expense was incurred compared to $45,038 incurred during the same period of the prior year. In effect, its operating loss decreased from $2,043,961 during the nine-month period ended March 31, 2001 to $1,212,551 for the nine-month period ended March 31, 2002 or a decrease of 41%.

The Company had other income of $637,189 for the nine-month period ended March 31, 2002 compared to other expense of $525,473 for the nine-month period ended March 31, 2001. The other income during the nine-month period ended March 31, 2002, was attributable to the non-operating gain of $721,109 that was recorded as a result of the resolution of the Qwest obligation (Note 4) offset by the loss in equity investment of $84,026 (Note 5). The other expense during the nine-month period ended March 31, 2001, was largely attributable to the imputed interest expense relating to a contract to acquire rights-of-way and fiber conduit.

The Company had a net loss of $575,362 for the nine-month period ended March 31, 2002 compared to a net loss of $2,569,434 for the period of the prior year.  This improvement in the net loss is directly attributable to the expense reduction program put in place in June 2001, explained above, and the recording of a non-operating gain of $721,109 in February 2002 (See Note 4, Property and Equipment, to the Notes to Condensed Consolidated Financial Statements).

Liquidity

For the nine-month period ended March 31, 2002, the Company’s cash flow statement shows it used $728,006 for its operating activities, of which $420,458 was for the net loss less depreciation costs and the balance augmented by small account changes was used to reducing accounts payable and accrued expenses by a total of $436,363.  This compares with nine-month period ended March 31, 2001 in which a similar level of cash, $677,429, was used for operating activities.  However, $1,922,819 was used by the much larger net loss, adjusted for depreciation and amortization costs, and a large $1,283,977 increase in accounts payable was used to reduce the cash needed the net losses. The balance of the cash provided in the nine-month period ended March 31, 2002 for the operating shortfall was raised from financing activities primarily the sale of Series B Convertible Preferred Stock and proceeds from the issuance of convertible notes that totaled $719,883.

For the nine-month period ended March 31, 2001, an additional $1,001,347 of cash was used for asset investment. The cash generated from financing activities totaled $2,311,696 once again through the sale of equity with no significant debt. This improvement in 2002 cash flow from operating activities was principally the result of the resolution of the Qwest obligation, which provided a non-operating gain of $721,109 (See Note 4, Property and Equipment, to the Notes to Condensed Consolidated Financial Statements). For the nine-month period ended March 31, 2002, the Company’s net cash flow used in investing activities was $3,145 arising from the purchase and sale of some property and equipment. The Company had $13,507 of cash at March 31, 2002 compared to cash of $78,868 for the same period of the prior year.

Total current assets at March 31, 2002 were $87,028 compared to $103,247 at its fiscal year ended June 30, 2001, or a decrease of 16%. This decrease in total current assets is directly attributable to the decrease in accounts receivable.  The Company’s accounts receivable decreased by $32,634 from $76,230 at June 30, 2001 to $43,596 at March 31, 2002.

Net fixed assets, consisting principally of property and equipment, was $1,756,174 at March 31, 2002 compared to $16,248,399 at June 30, 2001. This decrease was primarily attributable to the resolution of the Qwest obligation in February 2002, which the Company reduced its fixed assets by 14,396,891 (See Note 4, Property and Equipment, to the Notes to Condensed Consolidated Financial Statements). Other assets increased from $651,794 at June 30, 2001 to $850,965 at March 31, 2002. This increase was primarily attributable to the net investment in Global PTX, LLC of $126,574 (Note 5). Total assets at March 31, 2002 were $2,694,167 compared to $17,003,440 at June 30, 2001. This decrease in total assets was largely due to the decrease in net fixed assets, as described above.

The current liabilities were $1,913,357 at March 31, 2002 compared to $16,944,152 at June 30, 2001. This improvement in current liabilities is a direct result of the resolution of the Qwest obligation in February 2002, which the Company reduced its trade payable by $15.12 million (See Note 4, Property and Equipment, to the Notes to Condensed Consolidated Financial Statements).  At March 31, 2002, the Company had accounts payable of $771,086 compared to $1,044,558 at June 30, 2001. This decrease is primarily due to the expense reduction program put in place in June 2001, which decreased travel expense and legal expenses, conversion of accounts payable to common stock and payment of accounts payable by notes payable. At March 31, 2002, the Company had accrued expenses and other liabilities of $1,251,771 compared to $781,594 at June 30, 2001. The increase in accrued expense and other liabilities is attributable to the increase in notes payable of $324,500, which was used to fund the Company’s working capital, and is partially offset by conversion of dividends payable and payable to officer to preferred stock.

In addition, the Company’s trade notes payable was decreased by $15.12 million with an agreement that was finalized with Qwest Communications, Inc. and signed on February 1, 2002.  Qwest acquired from the Company 504 miles of fiber optic conduit from New Orleans to Jacksonville, FL for a purchase price of $15.12 million (See Note 4, Property and Equipment, to the Notes to Condensed Consolidated Financial Statements).

The Company modified its business plan to accommodate prevailing capital market conditions and the difficulty in securing financing at acceptable terms. The Company estimates that its capital needs to be approximately $10,000,000 during the next twelve months. This will fund approximately $5,000,000 for network assets and for data storage center improvements; and $5,000,000 for working capital requirements. Actual costs and estimates may vary from its current expectations, which could materially adversely affect its business and financial conditions.

The Company's longer term capital planning includes a public offering to raise funds for the development of its fiber optic network.  Current fiber optic network valuations dictate a complete network investment analysis to determine whether it is more cost effective to buy needed fiber optic segments that are now available compared to the Company's installation of its fiber optic network.

The Company plans to complete a $3 to $5 million private placement. Approximately $2 million will be used for working capital requirements and the balance for infrastructure expansion.  The working capital contribution will allow the Company to complete the implementation of payment plans to bring  the Company's current ratio in balance. The fixed asset infrastructure expansion will be primarily for data storage and software assets.  These assets are planned to be used to support our application service businesses of which GPTX is a primary segment. The Company currently has wireless and fiber optic bandwidth capability in Iuka to support its plans for the next 15 months.

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

In order to fund working capital needs, the Company sold restricted securities (See Note 9, Stockholders' Equity, to the Notes to Condensed Consolidated Financial Statements) to Robert Crawford, Chairman of the Board, Chief Executive Officer, director and principal shareholder as follows: in March 2002, the Company sold 132 shares of Series B Convertible Preferred Stock for $131,821, in December 2001, the Company sold 276 shares of Series B Convertible Preferred Stock for $275,735 and in September 2001, the Company sold 191 shares of Series B Convertible Preferred Stock for $190,990. In July 2001, the cumulative dividends payable on the Series B Convertible Preferred Stock totaling $55,950 for fiscal 2001 were exchanged for 56 additional shares of Series B Convertible Preferred Stock.

Continuing capital requirements, while not as substantial as they were in the past, are still significant.   The Company is planning to fund those needs. As reflected in the Company’s financial statements for its fiscal year ended June 30, 2001, which were filed with its Annual Report on Form 10-K, the accountant's opinion included a going-concern qualification. Reference is made to Note 10, Liquidity, to the Company’s Notes to Consolidated Financial Statements.  As of March 31, 2002, the Company had reduced its negative working capital to $1,826,329, which is directly attributable to the resolution of the Qwest obligation (See Note 4, Property and Equipment, to the Notes to Consolidated Financial Statements). In addition, the Company has an arrearage of certain federal tax liabilities of approximately $750,000, including payroll liabilities. The Company has sustained start-up losses of $6,642,899, since inception (September 1, 1998). The continuation of the Company as a going concern is dependent upon the Company continued progress toward positive cash flow from operations, plus the Company’s raising additional $5 million of equity capital and attaining and maintaining profitable operations.  The Company’s management believes that its record over the past year indicates that it is a going concern.

The Company has identified potential sources of capital and believes that it will be able to secure the necessary capital to implement its revised business plan. The capital requirements for the Global PTX are included in the earlier announced capital planning. This is part of the EDS Center investment of Segment 1 of the bandwidth network.

In the next four quarters the Company is planning to utilize the IFG PIPE financing depending on market conditions.  This funding will provide the capital to continue to expand the application service businesses and the data storage support infrastructure investments.  In March 2001, the Company entered into an agreement with IFG Private Equity, LLC. Under this agreement IFG will purchase up the Company’s common stock through February 2003 subject to market conditions. The agreement is planned to operate in a manner similar to a line of credit, allowing the Company to draw upon funds periodically, when and if desired. The funding is planned to provide the underlying support to proceed with the business plan. The funding is subject to the effectiveness of a registration statement to be filed with the SEC. The Company intends to use the financing to immediately expand its fiber optic and related data storage operations. As of March 31, 2002, the registration statement has not been filed, and the Company can make no assurance that such registration statement will become effective when filed.

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

The Company Needs Substantial Additional Capital – Insolvency.

Present cash flow from operations is not sufficient to pay certain of the Company’s debts as presently structured. At March 31, 2002, the Company had negative working capital of $1,826,329, and estimates that it will need to secure additional capital of approximately $10,000,000 to finance its operations and capital needs over the next twelve months. See the discussion under "Liquidity" above. The failure of the Company to obtain additional capital will significantly restrict its proposed operations and may make it impossible for the Company to fulfill the timing of its proposed business plan.

Default of Certain Obligations.

In March 2000, the Company entered into an agreement with Qwest Communications in which the Company purchased 504 miles of conduit installed along the CSX railroad track from New Orleans, Louisiana to Mobile, Alabama, and from Pensacola, Florida to Jacksonville, Florida. Fiber optic cable has not yet been installed within such conduit purchased from Qwest Communications. The agreement with Qwest called for payments of approximately $15 million over the course of the agreement, all which was past due by the Company. Qwest declared a default in October 2001, but did not initiate arbitration or other proceedings. An agreement was finalized with Qwest Communications, Inc. and signed on February 1, 2002 under which Qwest reacquired from the Company 504 miles of fiber optic conduit from New Orleans to Jacksonville, FL for a purchase price of $15.12 million.  The conduit had a book value of $14,396,891.  The Company reduced its trade payables by $15.12 million and recorded a non-operating gain of $721,109 from this transaction.  The Company has no further obligation under the agreements with Qwest (See Note 4, Property and Equipment, to the Notes to Condensed Consolidated Financial Statements).

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

The Company Leases its Facilities.

On March 7, 2001, the Company and the Mississippi Economic Development Agency agreed to amend the original lease, signed by the Company in January 1999, to include a 20-year term for its main facility in Iuka, Mississippi.  This lease provides the Company with 25,000 square feet of office and equipment space. This facility is essential to the Company’s proposed business plan because it already contains many of the features necessary for the Company to establish an enterprise data storage (EDS) facility. The State of Mississippi, acting through the Mississippi Development Authority (MDA), has also granted the Company a 10-year right of first refusal to lease an additional 75,000 square feet at the Iuka facility, to accommodate the Company’s expansive business plan.

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

Item 2.     Changes in Securities and Use of Proceeds

In March 2002, the Company sold 132 shares of Series B Convertible Preferred Stock to a principal shareholder for $131,821.

The Company believes that the transaction above was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchaser represented his intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. The recipient either received adequate information about the Company or had access, through employment or other relationships, to such information. In addition, the purchaser is an "accredited investors" (as that term is defined in Rule 501(a)(3) promulgated under the Act).

Item 3.     Default Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

During the quarter ended March 31, 2002, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American DataCom, Inc.

By: /s/ Robert R. Crawford
Robert R. Crawford, Chairman, Chief Executive Officer, Chief Financial and Accounting Officer and Sole Director
Dated: May 17, 2002
Iuka, MS